Form 10-Q
period 2016-03-31
CPG OpCo LP
filed 2016-05-03
CIK 1667154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-209653-02
CPG OpCo LP
(Exact name of registrant as specified in its charter)

Delaware	38-3940976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 San Felipe St., Suite 2500 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
(713) 386-3701
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑*
*Columbia Pipeline Group, Inc.'s registration statement on Form S-4 relating to its outstanding senior notes, which CPG OpCo GP LLC guarantees, became effective on April 14, 2016 and, accordingly, we have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Act of 1934, as amended.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                         Accelerated filer ☐
Non-accelerated filer ☑   (Do not check if smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
At April 29, 2016, Columbia Pipeline Partners LP owns a 15.7% limited partner interest, Columbia Hardy Corporation owns a 0.77% limited partner interest and Columbia Energy Group owns the remaining 83.53% limited partner interest in CPG OpCo LP.

CPG OpCo LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

CPG OpCo LP

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo LP
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Hardy	Columbia Hardy Corporation
Columbia Midstream	Columbia Midstream Group, LLC
CPPL	Columbia Pipeline Partners LP
CPG	Columbia Pipeline Group, Inc.
CPGSC	Columbia Pipeline Group Services Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
MLP GP	CPP GP LLC
OpCo GP	CPG OpCo GP LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism, which is an approved demand charge under the Columbia Gas Transmission modernization settlement
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
CPPL's IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area.
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938

CPG OpCo LP

DEFINED TERMS (continued)

NGL
Hydrocarbons in natural gas that are separated from the natural gas as liquids through the process of absorption, condensation, adsorption or other methods in natural gas processing or cycling plants. Generally such liquids consist of propane and heavier hydrocarbons and are commonly referred to as lease condensate, natural gasoline and liquefied petroleum gases. Natural gas liquids include natural gas plant liquids (primarily ethane, propane, butane and isobutane) and lease condensate (primarily pentanes produced from natural gas at lease separators and field facilities)

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$32.2	$78.2
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	154.1	145.9
Accounts receivable-affiliated	122.6	149.4
Materials and supplies, at average cost	33.2	32.8
Exchange gas receivable	11.8	18.8
Deferred property taxes	54.2	52.0
Prepayments and other	31.0	33.8
Total Current Assets	439.1	510.9
Investments
Unconsolidated affiliates	436.2	437.1
Other investments	1.8	1.8
Total Investments	438.0	438.9
Property, Plant and Equipment
Property, plant and equipment	9,297.6	8,930.9
Accumulated depreciation and amortization	(2,994.0)	(2,960.1)
Net Property, Plant and Equipment	6,303.6	5,970.8
Other Noncurrent Assets
Regulatory assets	132.6	134.1
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	122.3	120.5
Deferred charges and other	9.3	9.0
Total Other Noncurrent Assets	2,239.7	2,239.1
Total Assets	$9,420.4	$9,159.7

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings-affiliated	$348.8	$42.1
Accounts payable	46.1	49.9
Accounts payable-affiliated	22.2	85.9
Customer deposits	18.7	17.8
Taxes accrued	103.6	108.2
Exchange gas payable	11.7	18.2
Deferred revenue	10.5	15.0
Accrued capital expenditures	88.0	95.9
Accrued compensation and related costs	21.5	26.6
Other accruals	56.9	43.9
Total Current Liabilities	728.0	503.5
Noncurrent Liabilities
Long-term debt-affiliated	630.9	630.9
Deferred income taxes	1.0	1.0
Accrued liability for postretirement and postemployment benefits	35.8	36.1
Regulatory liabilities	291.9	309.7
Asset retirement obligations	24.7	25.3
Other noncurrent liabilities	65.7	63.5
Total Noncurrent Liabilities	1,050.0	1,066.5
Total Liabilities	1,778.0	1,570.0
Commitments and Contingencies (Refer to Note 12)
Equity
Limited Partner Interest - Columbia Energy Group	6,343.7	6,300.1
Limited Partner Interest - Columbia Hardy Corporation	40.1	39.7
Limited Partner Interest - Columbia Pipeline Partners LP	1,283.8	1,275.6
Accumulated other comprehensive loss	(25.2)	(25.7)
Total Equity	7,642.4	7,589.7
Total Liabilities and Equity	$9,420.4	$9,159.7
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Operating Revenues
Transportation revenues	$307.8	$247.9
Transportation revenues-affiliated	—	28.7
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	5.8	12.7
Total Operating Revenues	363.5	339.2
Operating Expenses
Operation and maintenance	98.7	109.5
Operation and maintenance-affiliated	42.1	36.1
Depreciation and amortization	37.6	32.3
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	20.8	19.0
Total Operating Expenses	196.6	191.6
Equity Earnings in Unconsolidated Affiliates	15.8	14.9
Operating Income	182.7	162.5
Other Income (Deductions)
Interest expense	(0.2)	—
Interest expense-affiliated	(7.2)	(11.4)
Other, net	6.1	4.4
Total Other Deductions, net	(1.3)	(7.0)
Income before Income Taxes	181.4	155.5
Income Taxes	—	23.7
Net Income	181.4	131.8
Less: Predecessor net income prior to CPPL's IPO on February 11, 2015	—	42.7
Net income attributable to the Partnership	$181.4	$89.1
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes for periods prior to CPPL's IPO)	2016	2015
Net Income	$181.4	$131.8
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.5	0.2
Total other comprehensive income	0.5	0.2
Total comprehensive income	181.9	132.0
Total other comprehensive income prior to CPPL's IPO	—	0.1
Predecessor net income prior to CPPL's IPO	—	42.7
Total comprehensive income prior to CPPL's IPO	—	42.8
Comprehensive income attributable to the Partnership	$181.9	$89.2
(1)Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero and $0.1 million tax expense for the three months ended March 31, 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2016	2015
Operating Activities
Net Income	$181.4	$131.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	37.6	32.3
Deferred income taxes and investment tax credits	—	10.5
Deferred revenue	(2.0)	5.3
Equity-based compensation expense and profit sharing contribution	0.7	2.0
Gain on sale of assets	(2.6)	(5.3)
Income from unconsolidated affiliates	(15.8)	(14.9)
AFUDC equity	(6.1)	(3.5)
Distributions of earnings received from equity investees	18.9	18.3
Changes in Assets and Liabilities:
Accounts receivable	(5.7)	12.2
Accounts receivable-affiliated	1.8	14.9
Accounts payable	(11.3)	(15.4)
Accounts payable-affiliated	(65.7)	(23.2)
Customer deposits	0.9	0.6
Taxes accrued	(4.7)	2.4
Exchange gas receivable/payable	0.6	—
Other accruals	(5.4)	(8.0)
Prepayments and other current assets	8.1	3.0
Regulatory assets/liabilities	1.4	11.8
Postretirement and postemployment benefits	(0.1)	(7.7)
Deferred charges and other noncurrent assets	(2.1)	—
Other noncurrent liabilities	2.8	0.9
Net Cash Flows from Operating Activities	132.7	168.0
Investing Activities
Capital expenditures	(377.4)	(163.9)
Changes in short-term lendings-affiliated	24.9	(699.6)
Proceeds from disposition of assets	—	10.2
Contributions to equity investees	(1.9)	—
Distributions from equity investees	0.2	1.3
Other investing activities	(1.9)	(2.4)
Net Cash Flows used for Investing Activities	(356.1)	(854.4)
Financing Activities
Change in short-term borrowings-affiliated	306.6	(240.4)
Payments of long-term debt-affiliated, including current portion	—	(957.8)
Capital contribution from CEG	—	1,217.3
Capital contribution from Columbia Pipeline Partners LP for additional interest	—	1,170.0
Proceeds from capital contribution from Columbia Pipeline Partners LP distributed to CEG	—	(500.0)
Quarterly distributions to limited partners	(129.2)	—
Net Cash Flows from Financing Activities	177.4	689.1
Change in cash and cash equivalents	(46.0)	2.7
Cash and cash equivalents at beginning of period	78.2	0.5
Cash and Cash Equivalents at End of Period	$32.2	$3.2

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Equity (unaudited)

	CPG OpCo LP
(in millions)	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$6,300.1	$39.7	$1,275.6	$(25.7)	$7,589.7
Net income from January 1, 2016 through March 31, 2016	151.5	1.4	28.5	—	181.4
Other comprehensive income, net of tax, from January 31, 2016 through March 31, 2016	—	—	—	0.5	0.5
Quarterly Distributions	(107.9)	(1.0)	(20.3)	—	(129.2)
Balance as of March 31, 2016	$6,343.7	$40.1	$1,283.8	$(25.2)	$7,642.4

	Predecessor	CPG OpCo LP
(in millions)	Net Parent Investment	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by the Partnership(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to CPPL's IPO)	$6,672.8	$—	$—	$—	$(26.9)	$6,645.9
Allocation of net investment to partners' capital	(6,672.8)	6,148.1	37.6	487.1	—	—
Capital contribution from CPPL for additional interest	—	—	—	1,170.0	—	1,170.0
CPPL's purchase of additional interest in the Partnership(3)	—	424.4	—	(424.4)	—	—
Distributions to parent	—	(500.0)	—	—	—	(500.0)
Net income from February 11, 2015 through March 31, 2015	—	74.4	0.7	14.0	—	89.1
Other comprehensive income from February 11, 2015 through March 31, 2015	—	—	—	—	—	—
Balance as of March 31, 2015	$—	$6,146.9	$38.3	$1,246.7	$(26.9)	$7,405.0
(1) Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-CPPL IPO, as well as associated regulatory assets and liabilities.
(2) Reflects the removal of amounts related to Crossroads Pipeline Company, CPGSC, Central Kentucky Transmission Company and 1% of the 50% interest in Hardy Storage that were included in the Predecessor but were not contributed to the Partnership, as well as the inclusion of CNS Microwave, which was not part of the Predecessor.
(3) Represents the purchase of an additional 8.4% limited partner interest in the Partnership, recorded at the historical carrying value of the Partnership's net assets after giving effect to the $1,170.0 million equity contribution. This decreases CPPL's limited partner interest equity by the same amount it increases CEG's limited partner interest because the CPPL's purchase price for its additional 8.4% interest in the Partnership exceeded book value.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
CPG OpCo LP (the "Partnership") was formed in Delaware on September 26, 2014, as a subsidiary of NiSource. The general partner of the Partnership, OpCo GP, is 100.0% owned by its sole member CPPL. At or prior to the closing of CPPL's IPO the following transactions occurred:

•
CEG contributed $1,217.3 million of capital to certain subsidiaries of the Predecessor to repay intercompany debt owed to NiSource Finance. CEG entered into new intercompany debt agreements with NiSource Finance for $1,217.3 million;

•	CEG and Columbia Hardy contributed substantially all of the subsidiaries in the Predecessor to the Partnership;

•
CEG assumed responsibility for all historical current and deferred income taxes other than Tennessee state income taxes that continue to be borne by the Partnership post-IPO, as well as associated regulatory assets and liabilities;

•	CEG contributed to CPPL a 7.3% limited partner interest in the Partnership in exchange for 46,811,398.0 subordinated units in CPPL and all of CPPL's incentive distribution rights;

•
CPPL purchased from the Partnership an additional 8.4% limited partner interest in exchange for $1,170.0 million from the net proceeds of CPPL's IPO, resulting in CPPL owning a 15.7% limited partner interest in the Partnership;

•	The Partnership distributed $500.0 million to CEG as a reimbursement of preformation capital expenditures with respect to the assets contributed to the Partnership;

•	Following CPPL's IPO, CPPL owns a 15.7% limited partner interest in the Partnership, Columbia Hardy owns a 0.77% limited partner interest and CEG owns the remaining 83.53% limited partner interest.
On February 11, 2015, concurrent with the completion of CPPL's IPO, NiSource contributed its subsidiary, CEG, to CPG. Following this contribution, CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CEG owns and operates, through its subsidiaries, substantially all of the natural gas transmission and storage assets of CPG. Prior to July 1, 2015, CPG was a wholly owned subsidiary of NiSource. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource (the "Separation"). As a result of the Separation, CPG became an independent publicly traded company. CPG OpCo LP Predecessor (the “Predecessor”) is comprised of NiSource’s Columbia Pipeline Group Operations reportable segment.
The Partnership entered into an omnibus agreement with CEG and its affiliates (together with a services agreement with CPGSC) at the closing of CPPL's IPO that addresses (1) centralized corporate, general and administrative services to be provided by CEG for the Partnership and the reimbursement by the Partnership for the Partnership's portion of these services, (2) CPPL's right of first offer for CEG's 84.3% interest in the Partnership, (3) the indemnification of the Partnership for certain potential environmental and toxic tort claims losses and expenses associated with the operation of the assets and occurring before the closing date of the IPO and (4) the Partnership's requirement to guarantee future indebtedness that CPG incurs.
The Partnership is engaged in regulated interstate gas transportation and storage services for LDCs, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under tariffs at rates subject to FERC approval.
For periods subsequent to the closing of CPPL's IPO, the financial statements included in this current report are the financial statements and accounting records of the Partnership. For periods prior to the closing of CPPL's IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•	The Condensed Consolidated Balance Sheets (unaudited) consist of the consolidated balance sheet of the Partnership as of March 31, 2016 and December 31, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

•
The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the period from three months ended March 31, 2016 and February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for the period from three months ended March 31, 2016 and February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Cash Flows (unaudited) consist of consolidated results of the Partnership for the period from three months ended March 31, 2016 and February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Equity (unaudited) consist of consolidated activity of the Partnership for the period from three months ended March 31, 2016 and February 11, 2015 through March 31, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. The Merger will not affect the ownership of the Partnership's general partner or limited partner interests.
The Partnership's Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Partnership’s results of operations and financial position in accordance with GAAP in the United States of America. Amounts reported in the Condensed Statements of Consolidated and Combined Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods. All intercompany transactions and balances have been eliminated.
2.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively, with early adoption permitted on the original effective date of ASU 2014-09 on a limited basis. In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in ASU 2016-08, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. ASU 2016-08 has the same effective date as ASU 2014-09, as amended by ASU 2015-14. The Partnership is required to adopt ASU 2016-08 using the same transition method it uses to adopt ASU 2014-09. The Partnership is currently evaluating the impact the adoption of ASU 2014-09, ASU 2015-14 and ASU 2016-08 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated or Combined Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Partnership is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2016-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Partnership retrospectively adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. The Partnership retrospectively adopted ASU 2015-02 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

3.    Transactions with Affiliates
Prior to CPG's separation from NiSource, the Partnership engaged in transactions with subsidiaries of NiSource which were deemed to be affiliates of the Partnership. The Partnership continues to engage in transactions with subsidiaries of CPG subsequent to the Separation. These affiliate transactions are summarized in the tables below:
Statement of Operations

	Three Months Ended March 31,
(in millions)	2016	2015
Transportation revenues	$—	$28.7
Storage revenues	—	13.3
Other revenues	—	0.1
Operation and maintenance expense	42.1	36.1
Interest expense	7.2	11.4
Interest income	0.1	1.0
Balance Sheet

(in millions)	March 31, 2016	December 31, 2015
Accounts receivable	$122.6	$149.4
Short-term borrowings	348.8	42.1
Accounts payable	22.2	85.9
Long-term debt	630.9	630.9
Transportation, Storage and Other Revenues. Prior to the Separation, the Partnership provided natural gas transportation, storage and other services to subsidiaries of NiSource, the Partnership's former affiliates. Prior to CPPL's IPO, the Predecessor provided similar services to subsidiaries of NiSource.
Operation and Maintenance Expense. The Partnership receives executive, financial, legal, information technology and other administrative and general services from CPGSC. Prior to CPPL's IPO, the Predecessor received similar services from NiSource Corporate Services. Expenses incurred as a result of these services consist of employee compensation and benefits, outside services and other expenses. The expenses are charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity.
Interest Expense and Income. The Partnership and Predecessor were charged interest for long-term debt of $7.7 million and $12.2 million for the three months ended March 31, 2016 and 2015, respectively, offset by associated AFUDC of $0.7 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
The Partnership and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of CPPL's IPO. Following the Separation, the agreement is now with CPG. The money pool is available for the Partnership and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL's IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. CPGSC administers the current money pool agreement. The cash accounts maintained by the subsidiaries of the Partnership and the Predecessor were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. Subsequent to the Separation, cash accounts maintained by subsidiaries of the Partnership were swept into a CPG corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between CPG and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

March 31, 2016 and 2015 was 0.54% and 1.07%, respectively. For the three months ended March 31, 2016 and 2015, the interest expense for short-term borrowings charged was $0.2 million.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $115.6 million at March 31, 2016 for subsidiaries of the Partnership in a net deposit position. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $140.5 million at December 31, 2015 for subsidiaries in a net deposit position. Also included in the balance at March 31, 2016 and December 31, 2015 are amounts due from subsidiaries of CPG, subsequent to the Separation, or NiSource, prior to the Separation, for transportation and storage services of $7.0 million and $8.9 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of CPPL's IPO, the subsidiaries of the Partnership entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation with a termination date of July 2, 2020. Each of CEG, OpCo GP and the Partnership is a guarantor of CPG's revolving credit facility. As a guarantor and restricted subsidiary, the Partnership is subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG of any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under the Partnership's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of the Partnership's business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At March 31, 2016, neither CPG nor its subsidiaries had any restricted assets. If the Partnership and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect the Partnership’s ability to finance future business opportunities and make cash distributions to its limited partners. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the Partnership as a guarantor.
The balance of Short-term Borrowings at March 31, 2016 and December 31, 2015 of $348.8 million and $42.1 million, respectively, includes those subsidiaries of the Partnership and those subsidiaries of the Partnership in a net borrower position of the money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from CPGSC, subsequent to the Separation, NiSource Corporate Services, prior to the Separation, and interest payable to CPG, subsequent to the Separation, and NiSource Finance, prior to the Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership's long-term financing requirements are satisfied through borrowings from CPG. On January 31, 2016, the Partnership amended its intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The Partnership may borrow at any time from the origination date to December 31, 2016 not to exceed $2.6 billion. From January 1, 2017 to December 31, 2020, the Partnership may borrow at any time not to exceed $2.3 billion. As of the January 2016 amendment, the note carries a fixed interest rate of 4.70% for the outstanding borrowings as of March 31, 2016. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
(in millions)
December 9, 2013	4.70%	December 31, 2020	$630.9	$630.9
Dividends. During the three months ended March 31, 2016, the Partnership distributed $129.2 million to the limited partners. During the three months ended March 31, 2015, the Partnership distributed $500.0 million to the limited partners as a reimbursement of preformation capital expenditures with respect to the assets contributed to the Partnership. There were no restrictions on the payment of distributions by the Partnership.
4.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended March 31, 2016 and 2015, gains on conveyances amounted to $2.6 million and $5.3 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). As of March 31, 2016 and December 31, 2015, deferred gains of approximately $5.5 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
5.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of the Partnership's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to the Partnership prior to CPPL's IPO. The Partnership’s goodwill assets at March 31, 2016 were $1,975.5 million.
The Predecessor completed a quantitative (“step 1”) fair value measurement of the reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed.
GAAP allows entities testing goodwill for impairment the option of performing a qualitative (“step 0”) assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount.
The Partnership applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2015. For the current year test, the Partnership assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, including the recent Merger Agreement, there were no indicators that would require goodwill impairment testing during the first quarter of 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

6.    Asset Retirement Obligations
Changes in the Partnership’s liability for asset retirement obligations for the three months ended March 31, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.3	$23.2
Noncontributed net parent investment adjustments(1)	—	(0.4)
Accretion expense	0.3	0.3
Additions	—	—
Settlements	—	—
Change in estimated cash flows	(0.9)	—
Balance as of March 31,	$24.7	$23.1
(1) Reflects the removal of amounts related to Crossroads Pipeline Company, which was included in the Predecessor but was not contributed to the Partnership.
The asset retirement obligations above relate to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, polychlorinated biphenyl ("PCB") remediation and asbestos removal at several compressor and measuring stations. The Partnership recognizes that certain assets, which include gas pipelines and natural gas storage wells, will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified.
7.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300.0 million in modernization investments into service during the year. Recovery of approximately $320.0 million of investments made in 2015 began on February 1, 2016.
In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016.This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Columbia Gulf. On January 21, 2016, the FERC issued an Order (the "January 21 Order") initiating an investigation pursuant to Section 5 of the NGA to determine whether Columbia Gulf’s existing rates for jurisdictional services are unjust and unreasonable. Columbia Gulf filed a cost and revenue study with the FERC on April 5, 2016, as required by the January 21 Order. The January 21 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by February 28, 2017. The outcome of this proceeding to Columbia Gulf is not currently determinable.
Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under Section 4 of the NGA. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.
8.    Equity Method Investments
Certain investments of the Partnership are accounted for under the equity method of accounting. These investments are recorded within "Unconsolidated Affiliates" on the Partnership's Condensed Consolidated Balance Sheets (unaudited) and the Partnership's portion of the results is reflected in "Equity Earnings in Unconsolidated Affiliates" on the Partnership's Condensed Statements of Consolidated and Combined Operations (unaudited). In the normal course of business, the Partnership engages in various

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

transactions with these unconsolidated affiliates. Contributions are made to these equity investees to fund the Partnership’s share of projects.
The following table contains contribution and distribution data representing the Partnership's portion based on the Partnership's ownership percentage of each investment:

	Three Months Ended March 31,
(in millions)	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$1.9	$—
Distributions of earnings from Millennium Pipeline	15.2	16.6
Hardy Storage
Contributions to Hardy Storage	—	—
Distributions of earnings from Hardy Storage	0.7	0.5
Pennant
Contributions to Pennant	—	—
Distributions of earnings from Pennant	3.0	1.2
Return of capital from Pennant	0.2	1.3
9.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. Amounts presented for 2015 in the combined financial statements relate to income taxes that have been determined on a separate tax return basis for the period prior to CPPL's IPO.
The effective tax rates for the three months ended March 31, 2016 and 2015 were zero and 15.2%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to post-IPO income that is not subject to income tax at the partnership level.
10.    Pension and Other Postretirement Benefits
CPG provides defined contribution plans and noncontributory defined benefit retirement plans that cover employees of subsidiaries of the Partnership. Prior to the Separation, employees of subsidiaries of the Partnership were covered by defined contribution plans and noncontributory defined benefit retirement plans provided by NiSource. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, CPG provides health care and life insurance benefits for certain retired employees of subsidiaries of the Partnership. The majority of employees may become eligible for these benefits if they reach retirement age while working for subsidiaries of the Partnership. The expected cost of such benefits is accrued during the employees’ years of service. Current rates charged to customers of subsidiaries of the Partnership include postretirement benefit costs. Cash contributions are remitted to grantor trusts.
Subsidiaries of the Partnership are participants in the consolidated CPG defined benefit retirement plans (the Plans) and, therefore, subsidiaries of the Partnership are allocated a ratable portion of CPG’s grantor trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The following table provides the components of the subsidiaries of the Partnership's allocation of net periodic benefits cost for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.3	$1.3	$0.2	$0.3
Interest cost	3.2	3.1	1.0	1.0
Expected return on assets	(5.5)	(6.1)	(3.8)	(4.3)
Amortization of prior service cost	(0.2)	(0.2)	—	—
Recognized actuarial loss	2.5	2.0	—	—
Total Net Periodic Benefit Cost (Income)	$1.3	$0.1	$(2.6)	$(3.0)

11.    Fair Value
The Partnership has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, customer deposits and short-term borrowings-affiliated. The Partnership's long-term debt-affiliated is recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. On January 31, 2016, the Partnership amended its intercompany credit agreement to extend the maturity date and apply a fixed interest rate. Prior to this amendment, the fair value approximated carrying value as these securities bore interest at variable rates. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2016	Estimated Fair Value as of March 31, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt-affiliated	$630.9	$652.8	$630.9	$630.9
12.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Guarantees of debt	$2,750.0	$—	$—	$500.0	$—	$750.0	$1,500.0
Lines and letters of credit	33.1	33.1	—	—	—	—	—
Total commercial commitments	$2,783.1	$33.1	$—	$500.0	$—	$750.0	$1,500.0

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Guarantees of Debt. The Partnership, together with CEG and OpCo GP (the "Guarantors") have guaranteed payment of $2,750.0 million in aggregated principal amount of CPG's senior notes. Each Guarantor is required to comply with covenants under the debt indenture and in the event of default the Guarantors would be obligated to pay the debt's principal and related interest. The Partnership does not anticipate that it will have any difficulty maintaining compliance.
The guarantees of any Guarantor may be released under certain circumstances. First, if CPG discharges or defeases its obligations with respect to any series of CPG’s senior notes, then any guarantee will be released with respect to that series. Second, if no event of default has occurred and is continuing under the indenture, a Guarantor will be automatically and unconditionally released and discharged from its guarantee (i) at any time after June 1, 2018, upon any sale, exchange or transfer, whether by way of merger or otherwise, to any person that is not CPG’s affiliate, of all of CPG’s direct or indirect limited partnership, limited liability or other equity interests in the Guarantor; (ii) upon the merger of a guarantor into CPG or any other Guarantor or the liquidation and dissolution of such Guarantor; or (iii) at any time after June 1, 2018, upon release of all guarantees or other obligations of the Guarantor with respect to any of CPG’s funded debt, except CPG’s senior notes.
Lines and Letters of Credit. CPPL maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. The Partnership, together with CPG, CEG and OpCo GP, have each fully guaranteed the CPPL credit facility. As of March 31, 2016, CPPL had $15.0 million in outstanding borrowings and no letters of credit under its revolving credit facility. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. CPG expects that $750.0 million of the facility will be utilized as credit support for the Partnership and its subsidiaries and the remaining $750.0 million of the facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. The Partnership, together with CEG and OpCo GP, have each fully guaranteed the CPG credit facility. As of March 31, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility.
The Merger, if completed, would constitute a change of control under the terms of the CPG and CPPL revolving credit facilities. Accordingly, in connection with the closing of the Merger, the Partnership expects the CPG and CPPL revolving credit facilities to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Accounting Presentation" for additional information regarding the Merger.
CPG has established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. The Partnership, together with CEG and OpCo GP, have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
B.    Other Legal Proceedings. In the normal course of its business, the Partnership has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on the Partnership’s consolidated and combined financial statements.
C.    Environmental Matters. The Partnership's operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. The Partnership believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary material permits to conduct its operations.
It is the Partnership's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred.
The Partnership records accruals to cover environmental remediation at various sites. The current portion of this accrual is included in “Other accruals” in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Air
The CAA and comparable state laws regulate emissions of air pollutants from various industrial sources, including compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase of existing air emissions; application for, and strict compliance with, air permits containing various emissions and operational limitations; or the utilization of specific emission control technologies to limit emissions. The actions listed below could require further reductions in emissions from various emission sources. The Partnership will continue to closely monitor developments in these matters.
National Ambient Air Quality Standards. The federal CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by gas transmission operations.
The following NAAQS were recently added or modified:
Ozone: On October 1, 2015, the EPA issued a final rule lowering the NAAQS for ground-level ozone to 70 ppb under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is required to include an adequate margin of safety in establishing the primary ozone standard for protection of public health, whereas the secondary ozone standard is intended to improve protection for trees, plants and ecosystems. The final rule becomes effective sixty days after the rule is published in the Federal Register. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017 and, depending on the severity of the ozone present, non-attainment areas will have until between 2020 and 2037 to meet the health standard. With the EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations. Based on the current version of the rule, the Partnership does not expect a material impact on its operations.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some CPG combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing Partnership combustion sources may need to be assessed and mitigated. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of greenhouse gases including methane.
New Source Performance Standards: On August 18, 2015, the EPA proposed to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The proposed rule was subsequently published in the Federal Register on September 18, 2015. Semiannual leak detection and repair requirements using optical gas imaging are proposed for all components at new or existing compressor stations. Existing compressor stations trigger leak detection and repair requirements if any unit at the facility is modified. The EPA proposed additional requirements for any new or modified centrifugal or reciprocating compressors. Replacement of wet seals with dry seals or demonstrating a 95% reduction of methane emissions from wet seals is proposed for centrifugal compressors and rod packing replacement for reciprocating compressors is proposed every 26,000 hours of operation or every three years. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

gathering lines’ nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a “gathering line,” PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass “a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints” including the “inlet of 1st gas processing plant;” the “outlet of” a gas treatment facility (not associated with a processing plant or compressor station); the “[o]utlet of the furthermost downstream compressor” leading to a pipeline, or the “point where separate production fields are commingled.” Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. Adoption of some or all of these standards under the proposed rulemaking could cause us to incur increased capital costs and costs of operation, which could be significant.
13.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(25.3)	$(0.4)	$(25.7)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.5	—	0.5
Net current-period other comprehensive income	0.5	—	0.5
Balance as of March 31, 2016	$(24.8)	$(0.4)	$(25.2)
(1)Amounts in parentheses indicate debits.

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by the Partnership(2)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.1
Net current-period other comprehensive income	0.1	—	0.1
Balance as of March 31, 2015	$(26.7)	$(0.2)	$(26.9)
(1)All amounts prior to CPPL's IPO are net of tax. Amounts in parentheses indicate debits.
(2)Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.
Equity Investment
Millennium Pipeline is an equity method investment and, therefore, the Partnership is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at March 31, 2016 of $24.8 million, before tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $24.8 million and $25.0 million, before tax, at March 31, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

14.    Other, Net

	Three Months Ended March 31,
(in millions)	2016	2015
AFUDC Equity	$6.1	$3.5
Miscellaneous	—	0.9
Total Other, net	$6.1	$4.4
15.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$119.2	$98.8
Schedule of interest paid:
Cash paid for interest, net of interest capitalized amounts	$7.2	$15.6
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
16.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three months ended March 31, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$50.4	13.9%	$48.9	14.4%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount the Partnership receives from Columbia Gas of Ohio in any given period.
The loss of a significant portion of operating revenues from this customer could have a material adverse effect on the business of the Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CPG OpCo LP

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Form 10-Q") to the “Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms when used in a context for periods prior to February 11, 2015, the date on which CPPL closed their IPO, refer to the accounting predecessor to CPG OpCo LP. References to “CPG OpCo,” “we,” “our,” “us” and the “Partnership” or like terms when used in a context for periods subsequent to the CPPL IPO or prospectively, refer to CPG OpCo LP and its subsidiaries. We refer to our general partner, CPG OpCo GP LLC, as our “general partner” and refer to NiSource Inc. and its subsidiaries as “NiSource.”
This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015.
Note regarding forward-looking statements
This Form 10-Q includes certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

•	the effects of future litigation, including litigation relating to the Merger;

•
the occurrence of any event, change or other circumstance that could give rise to termination of the Merger Agreement with TransCanada (as defined below), Parent (as defined below), US Parent (as defined below), and Merger Sub (as defined below);

•
the inability to complete the Merger due to the failure to obtain CPG stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•
the impact of the announcement of the proposed Merger on relationships with third parties, including commercial counterparties, employees and competitors, and risks associated with the loss and ongoing replacement of key personnel;

•	an unsolicited offer of another company to acquire our assets or capital stock, which could interfere with the Merger;

•	risks relating to unanticipated costs of integration in connection with the proposed Merger, including operating costs, customer loss or business disruption being greater than expected; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Additional Information Regarding the Merger and Where to Find It
This report may be deemed to be solicitation material in respect of the proposed acquisition of CPG by TransCanada. In connection with the proposed Merger transaction, CPG filed a preliminary proxy statement with the SEC on April 8, 2016, and intends to file other relevant documents with the SEC, including a proxy statement in definitive form (which CPG expects to commence disseminating to stockholders on or about May 18, 2016). BEFORE MAKING ANY VOTING DECISION, CPG’S STOCKHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.
Investors and security holders will be able to obtain, free of charge, a copy of the definitive proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. In addition, the proxy statement and CPG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through CPG’s website at https://www.cpg.com/ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Participants in Solicitation
CPG's directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of CPG common stock in respect of the proposed Merger. Information about the directors and executive officers of CPG can be found in the CPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 18, 2016, as amended by Amendment No. 1 thereto on Form 10-K/A, filed with the SEC on April 7, 2016. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the Merger, which may be different than those of CPG's stockholders generally, will be contained in the proxy statement and other relevant materials that will be filed with the SEC in connection with the proposed Merger when they become available.
Merger
On March 17, 2016, CPG entered into Merger Agreement, among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. The Merger will not affect the ownership of the Partnership's general partner or limited partner interests.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets. On February 11, 2015, concurrent with CPPL's IPO, CEG and Columbia Hardy contributed substantially all of the subsidiaries in the Predecessor to us. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource (the "Separation"). The Partnership's parent company, CEG, was contributed to CPG prior to the Separation.
We own substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the three months ended March 31, 2016, 95% of our revenue, excluding tracker-related revenues, was generated under firm revenue contracts. As of March 31, 2016, these contracts had a weighted average remaining contract life of 4.7 years.
We expect the revenues generated from our businesses will increase as we execute on our significant portfolio of organic growth opportunities.
Commercial Growth and Expansion
As production and demand for our services increase in our areas of operations, we believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
Big Pine Expansion. We are investing approximately $75 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The project piping was placed into service in the third quarter of 2015 and we expect the compression to be placed into service in the second quarter of 2016.

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2018.

•
Kentucky Power Plant Project. We expect to invest approximately $28 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed into service in the second quarter of 2016.

•
Gibraltar Pipeline Project. We expect to invest approximately $270 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016.

•
Utica Access Project. We expect to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Gas Transmission's system. This project is expected to be placed into service in the fourth quarter of 2016.

•
Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. We expect the project, which involves an estimated investment of $1.4 billion, to be placed into service in the fourth quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production on the Columbia Gulf system from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed into service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the second quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

•
Mountaineer XPress. This approximately $2.0 billion project will provide new takeaway capacity for Marcellus and Utica production. The project will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Gas Transmission system. We expect this project to be placed into service in the fourth quarter of 2018.

•
Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed into service in the fourth quarter of 2018.

•
Millennium Eastern System Upgrade. We intend to invest approximately $130 million through our ownership stake in Millennium Pipeline to expand eastward flow capacity by 237,500 Dth/d to Ramapo and other nearby points on the system. We expect this project to be placed into service in the fourth quarter of 2018.

•
Central Virginia Connector. This project will provide up to 40,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $12 million project is expected to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission placed approximately $319 million in modernization investments into service during 2015. In January 2016, the FERC approved Columbia Gas Transmission's third annual filing for recovery under this program. In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016.This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•
For periods prior to the closing of CPPL's IPO on February 11, 2015, the financial statements included in this Form 10-Q were derived from the financial statements and accounting records of the Predecessor. The Predecessor’s results of operations historically included revenues and expenses relating to 100% of NiSource’s Columbia Pipeline Group reportable segment. NiSource did not contribute Crossroads Pipeline Company, CPGSC and Central Kentucky Transmission Company to us. Such assets were historically included in NiSource’s Columbia Pipeline Group reportable segment, but constituted an immaterial impact on the Predecessor’s results of operations. CNS Microwave is not included in the Predecessor but was contributed to us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

•
Upon the closing of CPPL's IPO, short-term borrowings-affiliated and a portion of the long-term debt-affiliated (including current portion of long-term debt-affiliated) have been transferred to an affiliate of CPG and the related interest expense is no longer being incurred.

•
We are a limited partnership treated as a partnership for U.S. federal income tax purposes and, therefore, are not liable for entity-level federal income taxes. We are subject to state and local income taxes in certain jurisdictions. The Predecessor’s tax expense was determined on a separate return basis. Accordingly, we expect our tax expense to be significantly reduced subsequent to CPPL's IPO as compared to that of the Predecessor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Results of Operations
Three Months Ended March 31, 2016
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended March 31,
(in millions)	2016	2015
Operating Revenues
Transportation revenues	$307.8	$247.9
Transportation revenues-affiliated	—	28.7
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	5.8	12.7
Total Operating Revenues	363.5	339.2
Operating Expenses
Operation and maintenance	98.7	109.5
Operation and maintenance-affiliated	42.1	36.1
Depreciation and amortization	37.6	32.3
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	20.8	19.0
Total Operating Expenses	196.6	191.6
Equity Earnings in Unconsolidated Affiliates	15.8	14.9
Operating Income	182.7	162.5
Other Income (Deductions)
Interest expense	(0.2)	—
Interest expense-affiliated	(7.2)	(11.4)
Other, net	6.1	4.4
Total Other Deductions, net	(1.3)	(7.0)
Income before Income Taxes	181.4	155.5
Income Taxes	—	23.7
Net Income	181.4	131.8
Less: Predecessor net income prior to CPPL IPO on February 11, 2015	—	42.7
Net income attributable to the Partnership	$181.4	$89.1
Throughput (MMDth)
Columbia Gas Transmission	544.4	497.3
Columbia Gulf	153.0	145.7
Total	697.4	643.0
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenues. Operating revenues were $363.5 million for the first quarter of 2016, an increase of $24.3 million from the same period in 2015. The increase in operating revenues was due primarily to increased demand revenue of $38.1 million largely from the CCRM, the East Side Expansion growth project and other growth projects, partially offset by a decrease of $10.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $5.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Operating Expenses. Operating expenses were $196.6 million for the first quarter of 2016, an increase of $5.0 million from the same period in 2015. The increase in operating expenses was primarily due to higher depreciation and amortization of $5.3 million and increased property and other taxes of $1.8 million both primarily due to higher levels of in-service assets, increased employee and administrative expenses of $4.5 million, higher outside service costs of $3.5 million and decreased gains on the conveyances of mineral interests of $2.7 million. These variances were partially offset by $10.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and lower maintenance expenses of $2.4 million.
Equity Earnings in Unconsolidated Affiliates. Equity Earnings in Unconsolidated Affiliates were $15.8 million for the first quarter of 2016, an increase of $0.9 million from the same period in 2015.
Other Income (Deductions). Other income (deductions) in the first quarter of 2016 reduced income by $1.3 million compared to a reduction in income of $7.0 million in the same period in 2015. The variance was primarily due to a decrease in interest expense of $4.2 million due to the repayment of long-term debt and an increase of $2.6 million in the equity portion of AFUDC, offset by a decrease in interest income of $0.8 million.
Income Taxes. The effective income tax rates were zero and 15.2% in the first quarter of 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was due to post-CPPL IPO income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 697.4 MMDth for the first quarter of 2016, compared to 643.0 MMDth for the same period in 2015. The increase of 54.4 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Non-GAAP Financial Measures
We provide below a discussion of certain non-GAAP financial measures that from time to time we provide as additional information in order to supplement our financial statements, which are presented in accordance with GAAP.
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments. We define Distributable Cash Flow as Adjusted EBITDA less interest expense, maintenance capital expenditures, and gain on sale of assets plus proceeds from the sale of assets, interest income, capital (received) costs related to the Separation and any other known differences between cash and income.
Adjusted EBITDA and Distributable Cash Flow are non-GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, lenders and rating agencies, may use to assess the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentations of Adjusted EBITDA and Distributable Cash Flow will provide useful information in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are Net Income and Net Cash Flows from Operating Activities. Our non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to GAAP net income or net cash flows from operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash flows from operating activities. You should not consider Adjusted EBITDA or Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA or Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA or Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

The following tables present a reconciliation of Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended March 31,
(in millions)	2016	2015
Net Income	$181.4	$131.8
Add:
Interest expense	0.2	—
Interest expense-affiliated	7.2	11.4
Income taxes	—	23.7
Depreciation and amortization	37.6	32.3
Distributions of earnings received from equity investees(1)	18.9	18.3
Less:
Equity earnings in unconsolidated affiliates(1)	15.8	14.9
Other, net(2)	6.1	4.4
Adjusted EBITDA	$223.4	$198.2
Less:
Adjusted EBITDA attributable to Predecessor prior to CPPL IPO	—	79.4
Adjusted EBITDA attributable to Partnership subsequent to CPPL IPO	$223.4	$118.8

Net Cash Flows from Operating Activities	$132.7	$168.2
Interest expense	0.2	—
Interest expense-affiliated	7.2	11.4
Current taxes	—	13.2
Gain on sale of assets	2.6	5.3
Other adjustments to operating cash flows	1.4	(8.2)
Changes in assets and liabilities	79.3	8.3
Adjusted EBITDA	$223.4	$198.2
Less:
Adjusted EBITDA attributable to Predecessor prior to CPPL IPO	—	79.4
Adjusted EBITDA attributable to Partnership subsequent to CPPL IPO	$223.4	$118.8

Adjusted EBITDA	$223.4	$198.2
Less:
Interest expense(3)	7.4	11.4
Maintenance capital expenditures(4)	14.9	18.5
Separation maintenance capital expenditures(5)	—	2.1
Gain on sale of assets(6)	2.6	5.3
Distributable cash flow attributable to Predecessor prior to CPPL IPO	—	67.8
Add:
Proceeds from sales of assets	—	10.2
Interest income(7)	0.2	—
Capital (received) costs related to Separation(8)	—	2.1
Distributable Cash Flow	$198.7	$105.4
(1) These adjustments result in Adjusted EBITDA only including actual cash received from equity investees.
(2) Refer to Note 14, "Other, Net" in the Notes to Condensed Consolidated and Combined Financial Statements for additional information.
(3) Interest expense consists of interest expense and interest expense-affiliated, net of capitalized amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

(4) Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets to replace or improve existing capital assets) made to maintain, over the long term, our operating capacity, system integrity and reliability. Examples of maintenance capital expenditures are expenditures to replace pipelines, to fund the acquisition of certain equipment, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.
(5) Separation maintenance capital expenditures are capital expenditures related to the Separation.
(6) Gain on sale of assets consists primarily of gains on conveyances of mineral rights positions.
(7) Interest income is primarily composed of income earned on the Partnership's lendings to the NiSource money pool prior to the Separation and the CPG money pool subsequent to the Separation.
(8) Capital (received) costs related to Separation are capital expenditures related to the Separation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations and fund capital expenditures. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future. Prior to CPPL's IPO, our sources of liquidity included cash generated from operations and intercompany loans from NiSource Finance, a wholly owned subsidiary of NiSource. We also participated in NiSource’s money pool administered by NiSource Corporate Services, whereby on a daily basis cash balances residing in our bank accounts were swept into a NiSource corporate account. Therefore, our historical financial statements reflect little or no cash balances.
In connection with CPPL's IPO, we established separate bank accounts, but CEG or its affiliates continue to provide treasury services on our general partner’s behalf under our omnibus agreement. Unlike our transactions with third parties, which ultimately settle in cash, our affiliate transactions are settled on a net basis through an intercompany receivable/payable with affiliates. In connection with CPPL's IPO, CEG assumed the liability for $1,217.3 million of intercompany debt owed to NiSource Finance by certain subsidiaries in the Columbia Pipeline Group Operations segment, and NiSource Finance novated the $1,217.3 million of intercompany debt from the subsidiaries to CEG.
Subsequent to CPPL's IPO, our sources of liquidity include:

•	cash generated from our operations;

•	issuances of additional partnership units;

•	$750.0 million of reserved borrowing capacity under an intercompany money pool with CPG, in which us and our subsidiaries are participants; and

•	long-term intercompany borrowings.
We believe that cash on hand, cash generated from operations and the issuance of additional ownership interests will be adequate to meet our operating needs.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash from operating activities	$132.7	$168.0
Net cash used for investing activities	(356.1)	(854.4)
Net cash from financing activities	177.4	689.1
Operating Activities
Net cash from operating activities for the three months ended March 31, 2016 was $132.7 million, a decrease of $35.3 million compared to the three months ended March 31, 2015. The decrease in net cash from operating activities was primarily attributable to the difference in the timing of payables.
Investing Activities
Net cash from operating activities for the three months ended March 31, 2016 was $356.1 million, a decrease of $498.3 million compared to the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were $377.4 million, compared to $163.9 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.6 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Short-term lendings-affiliated for the three months ended March 31, 2016 were a $24.9 million cash inflow, compared to a $699.6 million cash outflow for the comparable period in 2015. This $724.5 million variance was primarily a result of investing net proceeds from CPPL's IPO into the money pool in 2015.
Contributions to equity investees increased $1.9 million primarily due to no contributions being made during the first quarter of 2015. During the three months ended March 31, 2016, contributions of $1.9 million were made to Millennium Pipeline to fund capital projects.
Financing Activities
Net cash from financing activities for the three months ended March 31, 2016 was $177.4 million, a decrease of $511.7 million compared to the three months ended March 31, 2015. The decrease in net cash from financing activities was primarily due to CPPL's purchase of initial ownership of $1,170.0 million offset by the $500.0 million reimbursement of preformation capital expenditures in the prior year and a $129.2 million distribution to limited partners in the current year. Refer to Note 1, “Basis of Accounting Presentation,” in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for more information.
Intercompany Credit Agreement Amendment. On January 31, 2016, we amended our intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The outstanding borrowings bear interest at a fixed rate of 4.70%.
Money Pool Agreement and CPG Credit Agreement. In connection with the closing of CPPL's IPO, we and our subsidiaries entered into an intercompany money pool agreement, initially with NiSource Finance, with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is now with CPG. The money pool is available for our general partnership purposes, including capital expenditures and working capital.
In furtherance of the money pool arrangement, CPG has entered into a $1,500.0 million senior revolving credit facility of which $750.0 million will be utilized as credit support for us and our subsidiaries in connection with the money pool arrangement. The remaining $750.0 million will be available for CPG's general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. The revolving credit facility became effective as of the Separation with a termination date of July 2, 2020.
Obligations under the CPG revolving credit facility are unsecured. We, together with CEG and CPG OpCo GP LLC ("OpCo GP"), are guarantors of CPG’s revolving credit facility. The loans thereunder shall bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the LIBOR, plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
CPG’s revolving credit facility was executed on December 5, 2014, but did not become effective until the completion of the Separation. Additionally, as a guarantor and restricted subsidiary, we are subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in CPG's revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. If we fail to perform its obligations under these and other covenants, it could adversely affect our ability to finance future business opportunities. CPG’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.
CPG’s revolving credit facility also contains certain financial covenants that will require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in CPG’s revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against us as a guarantor.
The Merger, if completed, would constitute a change of control under the terms of the CPG revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the CPG revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, "Basis of Presentation" in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for additional information regarding the Merger.
As of March 31, 2016, CPG was in compliance with these covenants. As of March 31, 2016, CPG had no borrowings outstanding and had $18.1 million in letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. We, together with CEG and OpCo GP, have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
Contractual Obligations. There were no material changes recorded during the three months ended March 31, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies disclosed in the "Critical Accounting Policies" section of the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015 are discussed below. There were no significant changes to critical accounting policies for the period ended March 31, 2016.
We apply certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on the Partnership’s results of operations and Consolidated and Combined Balance Sheets.
Basis of Accounting for Rate-Regulated Subsidiaries. Accounting Standards Codification ("ASC") Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated and Combined Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated and Combined Balance Sheets were $139.1 million and $310.9 million at December 31, 2015, and $158.0 million and $295.6 million at December 31, 2014, respectively.
In the event that regulation significantly changes the opportunity for us to recover our costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of ASC Topic 980, Regulated Operations. In such event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of ASC Topic 980, Regulated Operations, we would be required to apply the provisions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

of ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, our regulated companies will be subject to ASC Topic 980, Regulated Operations for the foreseeable future.
No regulatory assets are earning a return on investment at December 31, 2015. Regulatory assets of $7.2 million are covered by specific regulatory orders and are being recovered as components of cost of service over a remaining life up to 7 years.
Pensions and Postretirement Benefits. CPG has defined benefit plans for both pensions and other postretirement benefits that cover employees of subsidiaries of the Partnership. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition.
Goodwill. In accordance with the provisions for goodwill accounting under GAAP, we test our goodwill for impairment annually as of May 1 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the Financial Accounting Standards Board ("FASB"). Columbia Gas Transmission Operations is a component and has been determined to be a reporting unit. Our goodwill assets at December 31, 2015 and 2014 were $1,975.5 million pertaining to NiSource's acquisition of CEG on November 1, 2000.
We completed a quantitative (“step 1”) fair value measurement of our reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed under the step 1 annual impairment test. For 2014 and 2015, a qualitative (“step 0”) test was performed as of May 1 of each respective period. We assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit in its baseline May 1, 2012 goodwill test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value and no impairment is necessary.
Although there was no goodwill asset impairment as of May 1, 2015, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if the market capitalization of our parent stays below book value for an extended period of time. We reviewed the market capitalization method due to the recent decline in CPPL's unit price. Following this review, we determined there were no impairment triggers identified subsequent to May 1, 2015.
Revenue Recognition. Revenue is recognized as services are performed. For regulated entities, revenues are billed to customers monthly at rates established through the FERC’s cost-based rate-making process or at rates less than those allowed by the FERC. Revenues are recorded on the accrual basis and include estimates for transportation provided but not billed.
The demand and commodity charges for transportation of gas under long-term agreements are recognized separately. Demand revenues are recognized monthly over the term of the agreement with the customer regardless of the volume of natural gas transported. Commodity revenues from both firm and interruptible transportation are recognized in the period the transportation services are provided based on volumes of natural gas physically delivered at the agreed upon delivery point.
We provide shorter term transportation services, for which cash is received at inception of the service period and is recorded as deferred revenue and recognized as income over the period the services are provided.
Storage capacity revenues are recognized monthly over the term of the agreement with the customer regardless of the volume of storage service actually utilized. Injection and withdrawal revenues are recognized in the period when volumes of natural gas are physically injected into or withdrawn from storage.
Our subsidiary, CEVCO owns the mineral rights to approximately 460,000 acres in the Marcellus and Utica shale areas. CEVCO leases or contributes the mineral rights to producers in return for royalty interest. Royalties from mineral interests are recognized on an accrual basis when earned and realizable. Royalty revenue was $26.5 million, $43.8 million and $21.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in “Other revenues” on the Statements of Consolidated and Combined Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

We periodically recognize gains on the conveyance of mineral interest related to the pooling of assets (production rights) in joint undertakings intended to find, develop, or produce oil or gas from a particular property or group of properties. The gains are initially deferred if the Partnership has a substantial obligation for future performance. As the obligation for future performance is satisfied the deferred revenue is relieved and the associated gain is recognized. Gains on the conveyance of mineral interest amounted to $52.3 million, $34.5 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in “Gain on sale of assets and impairment, net” on the Statements of Consolidated and Combined Operations.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CPG OpCo LP

Market Risk Disclosures
Our quantitative and qualitative disclosures about market risk disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of the Partnership's audited consolidated and combined financial statements for the year ended December 31, 2015 are discussed below. Our exposures to market risk have not changed materially since December 31, 2015.
Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our businesses is critical to its profitability. We seek to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks that are involved in our businesses: commodity market risk, interest rate risk and credit risk. Our senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These include but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of our business, our risk management processes, policies and procedures continue to evolve and are subject to ongoing review and modification.
Commodity Price Risk. Other than the base gas purchased and used in the natural gas storage facilities, which is necessary to maintain pressure and deliverability in the storage pools, we generally do not take title to the natural gas that we store and/or transport for customers and, accordingly, we are not exposed to commodity price fluctuations on natural gas stored in our facilities or transported through our pipelines by our customers. Base gas purchased and used in natural gas storage facilities is considered a long-term asset and is not re-valued at current market prices. A certain amount of gas is naturally lost in connection with transporting natural gas across our pipeline system and, under our contractual arrangements with our customers, we are entitled to retain a specified volume of natural gas in order to compensate us for such lost and unaccounted for volumes as well as our fuel usage. Except for the base gas in our natural gas storage facilities, which we consider to be a long-term asset, and volume and pricing variations related to the volumes of fuel we purchase to make up for line loss, our current business model is designed to minimize our exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact our operations, changes in the price of natural gas over the intermediate term should not materially impact our operations. We have not historically engaged in material commodity hedging activities relating to our assets. However, we may engage in commodity hedging activities in the future, particularly if we undertake growth projects or engage in acquisitions that expose us to direct commodity price risk.
Interest Rate Risk. We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our intercompany term loan. We entered into a variable interest term loan with NiSource Finance which carries an interest rate of prime plus 150 basis points. The loan was transferred from NiSource Finance to CPG in May 2015. As of December 31, 2015 and 2014, the outstanding balance on this term loan was $630.9 million and $834.0 million, respectively. An increase or decrease in interest rates of 100 basis points (1%) would have resulted in increased or decreased annual interest expense of $6.3 million and $8.3 million for the years ended December 31, 2015 and 2014, respectively.
Credit Risk. Due to the nature of the industry, credit risk is embedded in our business activities. Our extension of credit is governed by CPG’s Corporate Credit Risk Policy. In addition, CPG’s Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by CPG’s Corporate Credit Risk function which is independent of operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of current obligations net of any posted collateral such as cash, letters of credit and qualified guarantees of support.

ITEM 4. CONTROLS AND PROCEDURES
CPG OpCo LP

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, have concluded that our disclosure controls and procedures are effective as of March 31, 2016.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
CPG OpCo LP
Please see Note 12 (“Other Commitments and Contingencies”) to Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.
ITEM 1A. RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2016, which material has been incorporated by reference and is being filed as Exhibit 99.1 and 99.2, respectively, to this Form 10-Q for OpCo GP pursuant to Rule 12b-23(a) of the Exchange Act of 1934, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Columbia Pipeline Group Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K.
Risks Relating to the Proposed Merger of CPG with TransCanada
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us.
CPG could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger that could in turn have a material adverse effect on us. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances a termination payment of $309 million will be payable by CPG to Parent. Further, upon termination of the Merger Agreement as a result of the failure to obtain the approval of CPG’s stockholders or certain other termination events as set forth in the Merger Agreement, CPG has agreed to reimburse Parent and its affiliates up to $40 million in respect of its documented out-of-pocket transaction-related expenses. There can be no assurance that approval of CPG’s stockholders will be obtained or that the Merger Agreement will not otherwise be terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact CPG’s results of operations, financial condition and cash flows and the amount of cash available at CPG to fund our businesses, and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us.
The proposed Merger is subject to various closing conditions such as the approval of CPG’s stockholders as discussed above, antitrust approval in the US, and clearance of the Merger (to the extent described in the Merger Agreement) by the Committee on Foreign Investment in the United States (CFIUS), among other customary closing conditions. It is possible that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than CPG expects. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub, and the TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. The complaints allege that the Board members breached their fiduciary duties by, among other things, agreeing to the proposed Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The Vann complaint also alleges, among other things, that the TransCanada parties aided and abetted those purported breaches of duty by the Board. The complaints purport to seek injunctive and other equitable relief preventing the completion of the proposed Merger. In addition, other lawsuits may be

ITEM 1A. RISK FACTORS (continued)
CPG OpCo LP

brought against CPG related to the proposed Merger. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented.
If the Merger is not completed for any reason, investor confidence could decline, which could have an adverse effect on us. Further, our management has expended, and will continue to expend, significant resources in an effort to complete the Merger. CPG also is, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact CPG’s cash flows and results of operations and in turn decrease the amount of cash available to fund our businesses. If the Merger is not completed, we and CPG will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Our management’s attention from our ongoing business operations may be disrupted due to the proposed Merger.
Our management team has expended, and will continue to expend, significant resources in an effort to complete the Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, joint venture partners and others, as well as our operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

•	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

•
customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
CPG has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact CPG’s results of operations and cash available to fund our businesses regardless of whether or not the Merger is consummated.

Further, the Merger Agreement restricts CPG and us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent CPG and us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits or outside certain agreed circumstances, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.

CPG OpCo LP

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
CPG OpCo LP
Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

(3.1)*	Certificate of Limited Partnership of CPG OpCo LP.

(3.2)*	Amended and Restated Agreement of Limited Partnership of CPG OpCo LP.

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)*
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3).

(99.2)*
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Partners LP’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3).

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
CPG OpCo LP
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG OpCo LP
(Registrant)

		By:	CPG OpCo GP LLC, its general partner
		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	May 3, 2016	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)