Form 10-Q
period 2016-06-30
CPG OpCo LP
filed 2016-08-02
CIK 1667154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes ☐    No ☑
At July 26, 2016, Columbia Pipeline Partners LP owns a 15.7% limited partner interest, Columbia Hardy Corporation owns a 0.77% limited partner interest and Columbia Energy Group owns the remaining 83.53% limited partner interest in CPG OpCo LP.

CPG OpCo LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

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

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
SEC	Securities and Exchange Commission
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$52.0	$78.2
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	161.1	145.9
Accounts receivable-affiliated	102.0	149.4
Materials and supplies, at average cost	26.5	32.8
Exchange gas receivable	11.2	18.8
Deferred property taxes	36.4	52.0
Prepayments and other	32.9	33.8
Total Current Assets	422.1	510.9
Investments
Unconsolidated affiliates	440.2	437.1
Other investments	1.8	1.8
Total Investments	442.0	438.9
Property, Plant and Equipment
Property, plant and equipment	9,670.9	8,930.9
Accumulated depreciation and amortization	(3,023.4)	(2,960.1)
Net Property, Plant and Equipment	6,647.5	5,970.8
Other Noncurrent Assets
Regulatory assets	129.9	134.1
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	124.2	120.5
Deferred charges and other	8.9	9.0
Total Other Noncurrent Assets	2,238.5	2,239.1
Total Assets	$9,750.1	$9,159.7

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings-affiliated	$653.2	$42.1
Accounts payable	105.4	49.9
Accounts payable-affiliated	26.7	85.9
Customer deposits	15.3	17.8
Taxes accrued	94.8	108.2
Exchange gas payable	11.2	18.2
Deferred revenue	6.6	15.0
Accrued capital expenditures	132.7	95.9
Accrued compensation and related costs	26.0	26.6
Other accruals	62.0	43.9
Total Current Liabilities	1,133.9	503.5
Noncurrent Liabilities
Long-term debt-affiliated	630.9	630.9
Deferred income taxes	1.0	1.0
Accrued liability for postretirement and postemployment benefits	33.5	36.1
Regulatory liabilities	284.4	309.7
Asset retirement obligations	23.9	25.3
Other noncurrent liabilities	65.3	63.5
Total Noncurrent Liabilities	1,039.0	1,066.5
Total Liabilities	2,172.9	1,570.0
Commitments and Contingencies (Refer to Note 12)
Equity
Limited Partner Interest - Columbia Energy Group	6,288.8	6,300.1
Limited Partner Interest - Columbia Hardy Corporation	39.6	39.7
Limited Partner Interest - Columbia Pipeline Partners LP	1,273.5	1,275.6
Accumulated other comprehensive loss	(24.7)	(25.7)
Total Equity	7,577.2	7,589.7
Total Liabilities and Equity	$9,750.1	$9,159.7
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$258.8	$237.3	$566.6	$485.2
Transportation revenues-affiliated	—	18.4	—	47.1
Storage revenues	48.9	36.2	98.8	72.8
Storage revenues-affiliated	—	12.9	—	26.2
Other revenues	5.5	10.8	11.3	23.5
Total Operating Revenues	313.2	315.6	676.7	654.8
Operating Expenses
Operation and maintenance	105.7	137.8	204.4	247.3
Operation and maintenance-affiliated	39.2	38.5	81.3	74.6
Depreciation and amortization	37.7	33.0	75.3	65.3
Gain on sale of assets	(3.4)	(8.3)	(6.0)	(13.6)
Property and other taxes	19.9	19.1	40.7	38.1
Total Operating Expenses	199.1	220.1	395.7	411.7
Equity Earnings in Unconsolidated Affiliates	16.3	14.0	32.1	28.9
Operating Income	130.4	109.5	313.1	272.0
Other Income (Deductions)
Interest expense	(0.2)	—	(0.4)	—
Interest expense-affiliated	(7.0)	(6.3)	(14.2)	(17.7)
Other, net	9.9	5.4	16.0	9.8
Total Other Income (Deductions), net	2.7	(0.9)	1.4	(7.9)
Income before Income Taxes	133.1	108.6	314.5	264.1
Income Taxes	0.1	—	0.1	23.7
Net Income	133.0	108.6	314.4	240.4
Less: Predecessor net income prior to CPPL's IPO on February 11, 2015	—	—	—	42.7
Net income attributable to the Partnership	$133.0	$108.6	$314.4	$197.7
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes for periods prior to CPPL's IPO)	2016	2015	2016	2015
Net Income	$133.0	$108.6	$314.4	$240.4
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.5	0.5	1.0	0.6
Total other comprehensive income	0.5	0.5	1.0	0.6
Total comprehensive income	133.5	109.1	315.4	241.0
Total other comprehensive income prior to CPPL's IPO	—	—	—	0.1
Predecessor net income prior to CPPL's IPO	—	—	—	42.7
Total comprehensive income prior to CPPL's IPO	—	—	—	42.8
Comprehensive income attributable to the Partnership	$133.5	$109.1	$315.4	$198.2
(1)Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero tax expense in the second quarter of 2016 and 2015, and zero and $0.1 million tax expense for the six months ended June 30, 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2016	2015
Operating Activities
Net Income	$314.4	$240.4
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	75.3	65.3
Deferred income taxes and investment tax credits	—	10.5
Deferred revenue	(2.4)	(0.1)
Equity-based compensation expense and profit sharing contribution	1.8	3.5
Gain on sale of assets	(6.0)	(13.6)
Income from unconsolidated affiliates	(32.1)	(28.9)
AFUDC equity	(15.9)	(8.4)
Distributions of earnings received from equity investees	31.0	27.9
Changes in Assets and Liabilities:
Accounts receivable	(9.1)	13.9
Accounts receivable-affiliated	6.7	17.1
Accounts payable	2.7	1.0
Accounts payable-affiliated	(60.7)	(15.0)
Customer deposits	(2.5)	1.0
Taxes accrued	(13.5)	(10.2)
Exchange gas receivable/payable	0.6	0.3
Other accruals	2.3	(4.6)
Prepayments and other current assets	23.1	17.0
Regulatory assets/liabilities	(2.3)	25.5
Postretirement and postemployment benefits	(2.3)	(13.5)
Deferred charges and other noncurrent assets	(3.5)	—
Other noncurrent liabilities	3.7	(1.5)
Net Cash Flows from Operating Activities	311.3	327.6
Investing Activities
Capital expenditures	(656.6)	(430.6)
Insurance recoveries	—	2.1
Changes in short-term lendings-affiliated	40.7	(527.1)
Proceeds from disposition of assets	0.1	19.0
Contributions to equity investees	(1.9)	—
Distributions from equity investees	0.8	2.2
Other investing activities	(3.6)	(13.3)
Net Cash Flows used for Investing Activities	(620.5)	(947.7)
Financing Activities
Change in short-term borrowings-affiliated	610.9	(180.2)
Payments of long-term debt-affiliated, including current portion	—	(957.8)
Capital contribution from CEG	—	1,217.3
Capital contribution from Columbia Pipeline Partners LP for additional interest	—	1,170.0
Proceeds from capital contribution from Columbia Pipeline Partners LP distributed to CEG	—	(500.0)
Quarterly distributions to limited partners	(327.9)	—
Net Cash Flows from Financing Activities	283.0	749.3
Change in cash and cash equivalents	(26.2)	129.2
Cash and cash equivalents at beginning of period	78.2	0.5
Cash and Cash Equivalents at End of Period	$52.0	$129.7

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Equity (unaudited)

	CPG OpCo LP
(in millions)	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$6,300.1	$39.7	$1,275.6	$(25.7)	$7,589.7
Net income from January 1, 2016 through June 30, 2016	262.6	2.4	49.4	—	314.4
Other comprehensive income, net of tax, from January 1, 2016 through June 30, 2016	—	—	—	1.0	1.0
Quarterly distributions	(273.9)	(2.5)	(51.5)	—	(327.9)
Balance as of June 30, 2016	$6,288.8	$39.6	$1,273.5	$(24.7)	$7,577.2

	Predecessor	CPG OpCo LP
(in millions)	Net Parent Investment	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by the Partnership(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to CPPL's IPO)	$6,672.8	$—	$—	$—	$(26.9)	$6,645.9
Allocation of net investment to partners' capital	(6,672.8)	6,148.1	37.6	487.1	—	—
Capital contribution from CPPL for additional interest	—	—	—	1,170.0	—	1,170.0
CPPL's purchase of additional interest in the Partnership(3)	—	424.4	—	(424.4)	—	—
Distributions to parent	—	(500.0)	—	—	—	(500.0)
Net income from February 11, 2015 through June 30, 2015	—	165.1	1.5	31.1	—	197.7
Other comprehensive income from February 11, 2015 through June 30, 2015	—	—	—	—	0.5	0.5
Transfers from parent	—	1.0	—	0.2	—	1.2
Balance as of June 30, 2015	$—	$6,238.6	$39.1	$1,264.0	$(26.4)	$7,515.3
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

•	CEG contributed to CPPL a 7.3% limited partner interest in the Partnership in exchange for 46,811,398 subordinated units in CPPL and all of CPPL's incentive distribution rights;

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
For periods subsequent to the closing of CPPL's IPO, the financial statements included in this current report are the financial statements and accounting records of the Partnership. For periods prior to the closing of CPPL's IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•	The Condensed Consolidated Balance Sheets (unaudited) consist of the consolidated balance sheet of the Partnership as of June 30, 2016 and December 31, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

•	The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the three months ended June 30, 2016 and 2015.

•
The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the six months ended June 30, 2016 and for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•	The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for the three months ended June 30, 2016 and 2015.

•
The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for six months ended June 30, 2016 and for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Cash Flows (unaudited) consist of consolidated results of the Partnership for the six months ended June 30, 2016 and for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Equity (unaudited) consist of consolidated activity of the Partnership for the six months ended June 30, 2016 and for the period from February 11, 2015 through June 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of the Partnership's general partner or limited partner interests, but the Partnership is indirectly managed by TransCanada after the Merger. Subsequent to June 30, 2016, approximately $100 million of employee related costs were accrued upon consummation of the Merger.
The Partnership's Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Partnership’s results of operations and financial position in accordance with GAAP in the United States of America. Amounts reported in the Condensed Statements of Consolidated and Combined Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods. All intercompany transactions and balances have been eliminated.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

2.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively, with early adoption permitted on the original effective date of ASU 2014-09 on a limited basis. In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, which contains narrow scope improvements for certain aspects of ASU 2014-09 including collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition and transition technical correction. The Partnership is currently evaluating the impact the adoption of ASU 2014-09, and the related ASUs, will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

3.    Transactions with Affiliates
Prior to CPG's separation from NiSource, the Partnership engaged in transactions with subsidiaries of NiSource, which were deemed to be affiliates of the Partnership. The Partnership continues to engage in transactions with subsidiaries of CPG subsequent to the Separation. These affiliate transactions are summarized in the tables below:
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Transportation revenues	$—	$18.4	$—	$47.1
Storage revenues	—	12.9	—	26.2
Other revenues	—	0.1	—	0.2
Operation and maintenance expense	39.2	38.5	81.3	74.6
Interest expense	7.0	6.3	14.2	17.7
Interest income	0.2	1.1	0.3	2.1
Balance Sheet

(in millions)	June 30, 2016	December 31, 2015
Accounts receivable	$102.0	$149.4
Short-term borrowings	653.2	42.1
Accounts payable	26.7	85.9
Long-term debt	630.9	630.9
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
Interest Expense and Income. The Partnership was charged interest for long-term debt of $7.5 million and $7.5 million for the three months ended June 30, 2016 and 2015, respectively, offset by associated AFUDC of $1.2 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. The Partnership was charged interest for long-term debt of $15.2 million and $19.7 million for the six months ended June 30, 2016 and 2015, respectively, offset by associated AFUDC of $1.9 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.
The Partnership and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of CPPL's IPO. Following the Separation, the agreement is with CPG. The money pool is available for the Partnership and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL's IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. CPGSC administers the current money pool agreement. The cash accounts maintained by the subsidiaries of the Partnership and the Predecessor were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. Subsequent to the Separation, cash accounts maintained by subsidiaries of the Partnership were swept into a CPG corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

payable, as appropriate, between CPG and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at June 30, 2016 and 2015 was 0.53% and 1.21%, respectively. For the three months ended June 30, 2016 and 2015, the interest expense for short-term borrowings charged was $0.7 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, the interest expense for short-term borrowings charged was $0.9 million and $0.4 million, respectively.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $99.7 million at June 30, 2016 for subsidiaries of the Partnership in a net deposit position. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $140.5 million at December 31, 2015 for subsidiaries in a net deposit position. Also included in the balance at June 30, 2016 and December 31, 2015 are amounts due from subsidiaries of CPG for transportation and storage services of $2.2 million and $8.9 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings. In connection with the closing of CPPL's IPO, the subsidiaries of the Partnership entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement was with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. Effective July 1, 2016, in connection with the Merger, the $1,500.0 million CPG revolving credit facility was terminated and replaced by a $2,000.0 million revolving credit facility with US Parent.
The balance of Short-term Borrowings at June 30, 2016 and December 31, 2015 of $653.2 million and $42.1 million, respectively, includes those subsidiaries of the Partnership in a net borrower position of the money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from CPGSC, and interest payable to CPG.
Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership's long-term financing requirements are satisfied through borrowings from CPG. On January 31, 2016, the Partnership amended its intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The Partnership may borrow at any time from the origination date to December 31, 2016 not to exceed $2.6 billion. From January 1, 2017 to December 31, 2020, the Partnership may borrow at any time not to exceed $2.3 billion. As of the January 2016 amendment, the note carries a fixed interest rate of 4.70% for the outstanding borrowings as of June 30, 2016. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
(in millions)
December 9, 2013	4.70%	December 31, 2020	$630.9	$630.9
Dividends. During the six months ended June 30, 2016, the Partnership distributed $327.9 million to the limited partners. During the six months ended June 30, 2015, the Partnership distributed $500.0 million to the limited partners as a reimbursement of preformation capital expenditures with respect to the assets contributed to the Partnership. There were no restrictions on the payment of distributions by the Partnership.
4.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended June 30, 2016 and 2015, gains on conveyances amounted to $3.4 million and $8.3 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). For the six months ended June 30, 2016 and 2015, gains on conveyances amounted to $6.0 million and $13.6 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). As of June 30, 2016 and December 31, 2015, deferred gains of approximately $2.0 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

5.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of the Partnership's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to the Partnership prior to CPPL's IPO. The Partnership’s goodwill assets at June 30, 2016 were $1,975.5 million.
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
The Partnership applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2016. For the current year test, the Partnership assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The recent Merger Agreement and proposed acquisition price were incorporated into the current year testing. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, there were no indicators that would require a subsequent goodwill impairment test during the second quarter of 2016.
6.    Asset Retirement Obligations
Changes in the Partnership’s liability for asset retirement obligations for the six months ended June 30, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.3	$23.2
Noncontributed net parent investment adjustments(1)	—	(0.4)
Accretion expense	0.5	0.6
Additions	—	0.4
Settlements	—	—
Change in estimated cash flows	(1.9)	—
Balance as of June 30,	$23.9	$23.8
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

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

7.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300.0 million in modernization investments into service during the year. Recovery of the revenue requirement on approximately $320.0 million of investments made in 2015 began on February 1, 2016.
In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Columbia Gulf. On January 21, 2016, the FERC issued an Order (the "January 21 Order") initiating an investigation pursuant to Section 5 of the NGA to determine whether Columbia Gulf’s existing rates for jurisdictional services are unjust and unreasonable. Columbia Gulf filed a cost and revenue study with the FERC on April 5, 2016, as required by the January 21 Order. The January 21 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by February 28, 2017. On June 13, 2016, the FERC trial staff, Columbia Gulf, and all of the active parties filed a Joint Motion to Suspend the Procedural Schedule and Waive Answer Period (the "Motion"). The Motion represents that the parties unanimously support the Motion and requested waiver of the answer period, which was granted. The parties reached an agreement in principle during a June 2, 2016 settlement conference that would fully resolve all matters set for hearing by the FERC. The Motion represents that the parties expect to file an offer of settlement memorializing the agreement in principle no later than July 29, 2016, and suspension of the procedural schedule will promote an efficient and speedy resolution of this matter by allowing the participants to focus their efforts on drafting the necessary settlement documents. Columbia Gulf filed the offer of settlement with the FERC in accordance with the agreement noted above.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

8.    Equity Method Investments
Certain investments of the Partnership are accounted for under the equity method of accounting. These investments are recorded within "Unconsolidated affiliates" on the Condensed Consolidated Balance Sheets (unaudited) and the Partnership's portion of the results is reflected in "Equity Earnings in Unconsolidated Affiliates" on the Condensed Statements of Consolidated and Combined Operations (unaudited). In the normal course of business, the Partnership engages in various transactions with these unconsolidated affiliates. Contributions are made to these equity investees to fund the Partnership’s share of capital projects.
The following table contains contribution and distribution data representing the Partnership's portion based on the Partnership's ownership percentage of each investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$—	$—	$1.9	$—
Distributions of earnings from Millennium Pipeline	8.6	7.6	23.8	24.2
Hardy Storage
Contributions to Hardy Storage	—	—	—	—
Distributions of earnings from Hardy Storage	0.7	0.5	1.4	1.0
Pennant
Contributions to Pennant	—	—	—	—
Distributions of earnings from Pennant	3.0	1.5	6.0	2.7
Return of capital from Pennant	0.6	0.9	0.8	2.2
9.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. Amounts presented for 2015 in the combined financial statements relate to income taxes that have been determined on a separate tax return basis for the period prior to CPPL's IPO.
The effective tax rates for the six months ended June 30, 2016 and 2015 were zero and 9.0%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to post-IPO income that is not subject to income tax at the partnership level.
10.    Pension and Other Postretirement Benefits
CPG provides defined contribution plans and noncontributory defined benefit retirement plans that cover employees of subsidiaries of the Partnership. Prior to the Separation, employees of subsidiaries of the Partnership were covered by defined contribution plans and noncontributory defined benefit retirement plans provided by NiSource. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, CPG provides health care and life insurance benefits for certain retired employees of subsidiaries of the Partnership. The majority of employees may become eligible for these benefits if they reach retirement age while working for subsidiaries of the Partnership. The expected cost of such benefits is accrued during the employees' years of service. Current rates charged to customers of subsidiaries of the Partnership include postretirement benefit costs. Cash contributions are remitted to trusts, including a grantor trust used to fund benefits of the CPG non-qualified defined benefit plan.
Subsidiaries of the Partnership are participants in the consolidated CPG defined benefit retirement plans (the Plans) and, therefore, subsidiaries of the Partnership are allocated a ratable portion of CPG's trusts for the Plans in which its employees and retirees participate. As a result, the Partnership follows multiple employer accounting under the provisions of GAAP.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The following table provides the components of the subsidiaries of the Partnership's allocation of net periodic benefits cost for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.4	$1.3	$0.2	$0.3
Interest cost	3.1	3.0	0.9	1.0
Expected return on assets	(5.5)	(6.1)	(3.8)	(4.3)
Amortization of prior service (credit) cost	(0.3)	(0.2)	0.1	—
Recognized actuarial loss	2.6	2.1	0.1	—
Total Net Periodic Benefit Cost (Income)	$1.3	$0.1	$(2.5)	$(3.0)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$2.7	$2.6	$0.4	$0.6
Interest cost	6.3	6.1	1.9	2.0
Expected return on assets	(11.0)	(12.2)	(7.6)	(8.6)
Amortization of prior service (credit) cost	(0.5)	(0.4)	0.1	—
Recognized actuarial loss	5.1	4.1	0.1	—
Total Net Periodic Benefit Cost (Income)	$2.6	$0.2	$(5.1)	$(6.0)
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
Long-term debt-affiliated. The fair value of these securities is estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. On January 31, 2016, the Partnership amended its intercompany credit agreement to extend the maturity date and apply a fixed interest rate. Prior to this amendment, the fair value approximated carrying value as these securities bore interest at variable rates. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2016	Estimated Fair Value as of June 30, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt-affiliated	$630.9	$671.9	$630.9	$630.9

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

12.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Guarantees of debt	$2,750.0	$—	$—	$500.0	$—	$750.0	$1,500.0
Letters of credit	18.1	18.1	—	—	—	—	—
Total commercial commitments	$2,768.1	$18.1	$—	$500.0	$—	$750.0	$1,500.0
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
Lines and Letters of Credit. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. The Partnership, together with CPG, CEG and OpCo GP, each fully guaranteed the CPPL credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. The Partnership, together with CEG and OpCo GP, have each fully guaranteed the CPG credit facility. As of June 30, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated.
CPG's commercial paper program (the “Program”) had a Program limit of up to $1,000.0 million. The Partnership, together with CEG and OpCo GP, each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.
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
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some Partnership combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing Partnership combustion sources may need to be assessed and mitigated. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of greenhouse gases including methane.
New Source Performance Standards: On May 12, 2016, the EPA finalized the rule to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The final rule was subsequently published in the Federal Register on June 3, 2016. Semiannual leak detection and repair requirements using optical gas imaging are required for all components at new or existing compressor stations. Existing compressor stations trigger leak detection and repair requirements if any unit at the facility is modified. The EPA established additional requirements for any new or modified centrifugal or reciprocating compressors. Replacement of wet seals with dry seals or demonstrating a 95% reduction of methane emissions from wet seals is required for centrifugal compressors and rod packing replacement for reciprocating compressors is required every 26,000 hours of operation or every three years. The Partnership is working with industry groups to clarify ambiguities within the rule and to develop an assessment of the impacts to the Partnership and cannot estimate the impact of these rules at this time.
Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines’ nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a “gathering line,” PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass “a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints” including the “inlet of 1st gas processing plant;”

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
On June 22, 2016, President Obama signed new pipeline safety legislation, the “Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016" (the “PIPES Act”). Extending PHMSA’s statutory mandate through 2019, the PIPES Act establishes or continues the development of stringent requirements affecting pipeline safety including: (i) providing PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing; (ii) having pipeline operators that experience a spill from a liquids pipeline provide safety data sheets for the spilled liquid to the on-scene coordinator predesignated by the EPA and state and local officials within six hours of a telephonic notice; (iii) obligating PHMSA to develop safety standards for natural gas storage facilities by June 22, 2018; (iv) obligating PHMSA to provide feedback to pipeline operators after an inspection, including a briefing within thirty days and a written report with written preliminary findings within ninety days to the extent practicable; (v) requiring annual internal inspection of certain underwater hazardous liquid pipeline facilities in high consequence areas located at depths greater than 150 feet under the surface of the water; and (vi) requiring PHMSA to complete certain of the outstanding mandates under existing legislation and to report to Congress on the status of overdue rulemakings. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

13.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2016	$(24.8)	$(0.4)	$(25.2)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.5	—	0.5
Net current-period other comprehensive income	0.5	—	0.5
Balance as of June 30, 2016	$(24.3)	$(0.4)	$(24.7)
(1)Amounts in parentheses indicate debits.
Six Months Ended June 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(25.3)	$(0.4)	$(25.7)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	1.0	—	1.0
Net current-period other comprehensive income	1.0	—	1.0
Balance as of June 30, 2016	$(24.3)	$(0.4)	$(24.7)
(1)Amounts in parentheses indicate debits.

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2015	$(26.7)	$(0.2)	$(26.9)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.5	—	0.5
Net current-period other comprehensive income	0.5	—	0.5
Balance as of June 30, 2015	$(26.2)	$(0.2)	$(26.4)
(1)Amounts in parentheses indicate debits.
Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)(2)	Pension and OPEB Items(1)(2)	Accumulated Other Comprehensive Loss(1)(2)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by the Partnership(3)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.6	—	0.6
Net current-period other comprehensive income	0.6	—	0.6
Balance as of June 30, 2015	$(26.2)	$(0.2)	$(26.4)
(1)Amounts in parentheses indicate debits.
(2)All amounts prior to CPPL's IPO are net of tax.
(3)Reflects the non-cash elimination of all historical current and deferred income taxes other than Tennessee state income taxes that will continue to be borne by the Partnership post-IPO.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Equity Investment
Millennium Pipeline is an equity method investment and, therefore, the Partnership is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at June 30, 2016 of $24.3 million, before tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $24.3 million and $25.0 million, before tax, at June 30, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
14.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
AFUDC Equity	$9.8	$4.9	$15.9	$8.4
Miscellaneous	0.1	0.5	0.1	1.4
Total Other, net	$9.9	$5.4	$16.0	$9.8
15.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$212.8	$184.5
Schedule of interest paid:
Cash paid for interest, net of interest capitalized amounts	$14.3	$21.3
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
16.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and six months ended June 30, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$35.1	11.2%	$36.2	11.5%

Six Months Ended June 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$85.5	12.6%	$85.1	13.0%
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

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

•	the effects of future litigation, including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance in connection with the recent Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•	risks associated with the loss and ongoing replacement of key personnel due to the recent Merger;

•	risks relating to unanticipated costs of integration in connection with the Merger, including operating costs, customer loss or business disruption being greater than expected;

•	risks relating to the difficulties in integrating the businesses and management of CPG, including the business and management of the Partnership, and TransCanada; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the "Merger") with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of the Partnership's general partner or limited partner interests, but the Partnership is indirectly managed by TransCanada after the Merger.
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
We own substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. The Partnership's revenue, excluding tracker-related revenues, generated under firm revenue contracts was 95% for the six months ended June 30, 2016. As of June 30, 2016, these contracts had a weighted average remaining contract life of 4.8 years.
We expect the revenues generated from our businesses will increase as we execute on our significant portfolio of organic growth opportunities.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions (all amounts listed are inclusive of AFUDC, as applicable):

•
Big Pine Expansion. We are investing approximately $75 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The project piping was placed into service in the third quarter of 2015 and the compression was placed into service in the second quarter of 2016.

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

•
Kentucky Power Plant Project. We invested approximately $30 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and was placed into service in the second quarter of 2016.

•
Gibraltar Pipeline Project. We expect to invest approximately $260 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016.

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

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production on the Columbia Gulf system from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $420 million, to be placed into service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the second quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $320 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $860 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

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

•
Central Virginia Connector. This project will provide up to 45,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $12 million project is expected to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission placed approximately $320 million in modernization investments into service during 2015. In January 2016, the FERC approved Columbia Gas Transmission's third annual filing for recovery of the revenue requirement under this program. In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Results of Operations
Three and Six Months Ended June 30, 2016
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$258.8	$237.3	$566.6	$485.2
Transportation revenues-affiliated	—	18.4	—	47.1
Storage revenues	48.9	36.2	98.8	72.8
Storage revenues-affiliated	—	12.9	—	26.2
Other revenues	5.5	10.8	11.3	23.5
Total Operating Revenues	313.2	315.6	676.7	654.8
Operating Expenses
Operation and maintenance	105.7	137.8	204.4	247.3
Operation and maintenance-affiliated	39.2	38.5	81.3	74.6
Depreciation and amortization	37.7	33.0	75.3	65.3
Gain on sale of assets	(3.4)	(8.3)	(6.0)	(13.6)
Property and other taxes	19.9	19.1	40.7	38.1
Total Operating Expenses	199.1	220.1	395.7	411.7
Equity Earnings in Unconsolidated Affiliates	16.3	14.0	32.1	28.9
Operating Income	130.4	109.5	313.1	272.0
Other Income (Deductions)
Interest expense	(0.2)	—	(0.4)	—
Interest expense-affiliated	(7.0)	(6.3)	(14.2)	(17.7)
Other, net	9.9	5.4	16.0	9.8
Total Other Income (Deductions), net	2.7	(0.9)	1.4	(7.9)
Income before Income Taxes	133.1	108.6	314.5	264.1
Income Taxes	0.1	—	0.1	23.7
Net Income	133.0	108.6	314.4	240.4
Less: Predecessor net income prior to CPPL IPO on February 11, 2015	—	—	—	42.7
Net income attributable to the Partnership	$133.0	$108.6	$314.4	$197.7
Throughput (MMDth)
Columbia Gas Transmission	375.9	315.1	920.3	812.4
Columbia Gulf	116.1	137.3	269.1	283.0
Total	492.0	452.4	1,189.4	1,095.4
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating Revenues. Operating revenues were $313.2 million for the second quarter of 2016, a decrease of $2.4 million from the same period in 2015. The decrease in operating revenues was primarily due to a decrease of $31.7 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $4.9 million. These decreases were partially offset by higher demand revenue of $33.0 million largely from the East Side Expansion and Rayne XPress growth projects, and the CCRM. Additionally, there were increased shorter term transportation services of $3.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Operating Expenses. Operating expenses were $199.1 million for the second quarter of 2016, a decrease of $21.0 million from the same period in 2015. The decrease in operating expenses was primarily due to $31.7 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues. This decrease was partially offset by decreased gains on the conveyances of mineral interests of $4.9 million, higher depreciation and amortization of $4.7 million primarily due to higher levels of in-service assets and increased employee and administrative expenses of $2.0 million.
Equity Earnings in Unconsolidated Affiliates. Equity Earnings in Unconsolidated Affiliates were $16.3 million for the second quarter of 2016, an increase of $2.3 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Millennium Pipeline resulting from higher demand revenue.
Other Income (Deductions). Other income (deductions) in the second quarter of 2016 increased income by $2.7 million compared to a reduction in income of $0.9 million in the same period in 2015. The variance was primarily due to an increase of $4.9 million for the equity portion of AFUDC, partially offset by a decrease in interest income of $2.2 million.
Throughput. Throughput totaled 492.0 MMDth for the second quarter of 2016, compared to 452.4 MMDth for the same period in 2015. The increase of 39.6 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating Revenues. Operating revenues were $676.7 million for the six months ended June 30, 2016, an increase of $21.9 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $71.1 million largely from the East Side Expansion growth project, the CCRM and other growth projects. Additionally, there were increased shorter term transportation services of $4.6 million. These increases were partially offset by a decrease of $41.8 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $10.5 million.
Operating Expenses. Operating expenses were $395.7 million for the six months ended June 30, 2016, a decrease of $16.0 million from the same period in 2015. The decrease in operating expenses was primarily due to $41.8 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and decreased maintenance expenses of $4.9 million. These decreases were partially offset by higher depreciation and amortization of $10.0 million and increased property and other taxes of $2.6 million, both primarily due to higher levels of in-service assets and decreased gains on the conveyances of mineral interests of $7.6 million. Additionally, there were increased employee and administrative expenses of $6.5 million and higher outside service costs of $3.3 million.
Equity Earnings in Unconsolidated Affiliates. Equity Earnings in Unconsolidated Affiliates were $32.1 million for the six months ended June 30, 2016, an increase of $3.2 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Pennant.
Other Income (Deductions). Other income (deductions) for the six months ended June 30, 2016 increased income by $1.4 million compared to a reduction in income of $7.9 million in the same period in 2015. The variance was primarily due to an increase in other income of $7.5 million for the equity portion of AFUDC and a decrease in interest expense of $4.6 million due to the repayment of long-term debt, partially offset by a decrease in interest income of $3.0 million.
Income Taxes. The effective income tax rates were zero and 9.0% for the six months ended June 30, 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was due to post-CPPL IPO income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 1,189.4 MMDth for the six months ended June 30, 2016, compared to 1,095.4 MMDth for the same period in 2015. The increase of 94.0 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.

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
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the six months ended June 30, 2016 and 2015, were as follows:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash from operating activities	$311.3	$327.6
Net cash used for investing activities	(620.5)	(947.7)
Net cash from financing activities	283.0	749.3
Operating Activities
Net cash from operating activities for the six months ended June 30, 2016 was $311.3 million, a decrease of $16.3 million compared to the six months ended June 30, 2015. The decrease in net cash from operating activities was primarily attributable to the difference in the timing of collection of receivables and the payment of payables.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2016 was $620.5 million, a decrease of $327.2 million compared to the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2016 were $656.6 million, compared to $430.6 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.6 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Short-term lendings-affiliated for the six months ended June 30, 2016 were a $40.7 million cash inflow, compared to a $527.1 million cash outflow for the comparable period in 2015. This $567.8 million variance was primarily a result of investing net proceeds from CPPL's IPO into the money pool in 2015.
Contributions to equity investees increased $1.9 million primarily due to no contributions being made during the six months ended June 30, 2015. During the six months ended June 30, 2016, contributions of $1.9 million were made to Millennium Pipeline to fund capital projects.
Financing Activities
Net cash from financing activities for the six months ended June 30, 2016 was $283.0 million, a decrease of $466.3 million compared to the six months ended June 30, 2015. The decrease in net cash from financing activities was primarily due to CPPL's purchase of initial ownership of $1,170.0 million offset by the $500.0 million reimbursement of preformation capital expenditures in the prior year and a $327.9 million distribution to limited partners in the current year. Refer to Note 1, “Basis of Accounting Presentation,” in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for more information.
Intercompany Credit Agreement Amendment. On January 31, 2016, we amended our intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The outstanding borrowings bear interest at a fixed rate of 4.70%.
Money Pool Agreement and CPG Credit Agreement. We maintain a money pool arrangement with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. Effective July 1, 2016, in connection with the Merger, the $1,500.0 million CPG revolving credit facility was terminated and replaced by a $2,000.0 million revolving credit facility with US Parent.
CPG Commercial Paper Program. CPG's commercial paper program (the “Program”) had a Program limit of up to $1,000.0 million. The Partnership, together with CEG and OpCo GP, each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.
Contractual Obligations. There were no material changes recorded during the six months ended June 30, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies disclosed in the "Critical Accounting Policies" section of the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015 are discussed below. There were no significant changes to critical accounting policies for the period ended June 30, 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

In the event that regulation significantly changes the opportunity for us to recover our costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of ASC Topic 980, Regulated Operations. In such event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of ASC Topic 980, Regulated Operations, we would be required to apply the provisions of ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, our regulated companies will be subject to ASC Topic 980, Regulated Operations for the foreseeable future.
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

ITEM 4. CONTROLS AND PROCEDURES
CPG OpCo LP

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, have concluded that our disclosure controls and procedures are effective as of June 30, 2016.
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
ITEM 1A. RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2016, which material has been incorporated by reference and was filed as Exhibit 99.1 and 99.2, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016 pursuant to Rule 12b-23(a) of the Exchange Act of 1934, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
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

(3.1)	Certificate of Limited Partnership of CPG OpCo LP (Incorporated by reference to Exhibit 3.1 of the Partnership’s Quarterly Report on Form 10-Q (File No. 333-209653-02) filed on May 3, 2016).

(3.2)
Amended and Restated Agreement of Limited Partnership of CPG OpCo LP (Incorporated by reference to Exhibit 3.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 333-209653-02) filed on May 3, 2016).

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

(99.1)
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3) (Incorporated by reference to Exhibit 99.1 of the Partnership’s Quarterly Report on Form 10-Q (File No. 333-209653-02) filed on May 3, 2016).

(99.2)
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Partners LP’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3) (Incorporated by reference to Exhibit 99.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 333-209653-02) filed on May 3, 2016).

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

CPG OpCo LP
(Registrant)

		By:	CPG OpCo GP LLC, its general partner
		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	August 2, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)