Form 10-Q
period 2016-09-30
CPG OpCo LP
filed 2016-11-01
CIK 1667154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☐    No ☑
At October 31, 2016, Columbia Pipeline Partners LP owns a 15.7% limited partner interest, Columbia Hardy Corporation owns a 0.77% limited partner interest and Columbia Energy Group owns the remaining 83.53% limited partner interest in CPG OpCo LP.

CPG OpCo LP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

CPG OpCo LP

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo LP
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Hardy	Columbia Hardy Corporation
Columbia Midstream	Columbia Midstream Group, LLC
CPPL	Columbia Pipeline Partners LP
CPG	Columbia Pipeline Group, Inc.
CPGSC	Columbia Pipeline Group Services Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
MLP GP	CPP GP LLC
OpCo GP	CPG OpCo GP LLC
Pennant	Pennant Midstream, LLC
TCPL	TransCanada PipeLines Limited
TransCanada	TransCanada Corporation
US Parent	TransCanada PipeLine USA Ltd.

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism, which is an approved demand charge under the Columbia Gas Transmission modernization settlement
CPPL's IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IT	Information Technology
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area.
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times

CPG OpCo LP

DEFINED TERMS (continued)

MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938
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

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
OPEB	Other postretirement benefits
ppb	Parts per billion
SEC	Securities and Exchange Commission
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$7.7	$78.2
Accounts receivable (less reserve of $0.3 and $0.3, respectively)	157.3	145.9
Accounts receivable-affiliated	161.2	149.4
Materials and supplies, at average cost	26.4	32.8
Exchange gas receivable	13.9	18.8
Deferred property taxes	17.7	52.0
Prepayments and other	36.7	33.8
Total Current Assets	420.9	510.9
Investments
Unconsolidated affiliates	440.2	437.1
Other investments	1.8	1.8
Total Investments	442.0	438.9
Property, Plant and Equipment
Property, plant and equipment	10,071.0	8,930.9
Accumulated depreciation and amortization	(3,053.7)	(2,960.1)
Net Property, Plant and Equipment	7,017.3	5,970.8
Other Noncurrent Assets
Regulatory assets	135.8	134.1
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	117.3	120.5
Deferred charges and other	8.5	9.0
Total Other Noncurrent Assets	2,237.1	2,239.1
Total Assets	$10,117.3	$9,159.7

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings-affiliated	$1,116.5	$42.1
Accounts payable	74.6	49.9
Accounts payable-affiliated	29.6	85.9
Customer deposits	16.5	17.8
Taxes accrued	73.9	108.2
Exchange gas payable	13.7	18.2
Deferred revenue	5.6	15.0
Accrued capital expenditures	171.0	95.9
Accrued compensation and related costs	33.7	26.6
Other accruals	73.4	43.9
Total Current Liabilities	1,608.5	503.5
Noncurrent Liabilities
Long-term debt-affiliated	630.9	630.9
Deferred income taxes	1.0	1.0
Accrued liability for postretirement and postemployment benefits	35.2	36.1
Regulatory liabilities	272.9	309.7
Asset retirement obligations	22.5	25.3
Other noncurrent liabilities	62.7	63.5
Total Noncurrent Liabilities	1,025.2	1,066.5
Total Liabilities	2,633.7	1,570.0
Commitments and Contingencies (Refer to Note 12)
Equity
Limited Partner Interest - Columbia Energy Group	6,210.1	6,300.1
Limited Partner Interest - Columbia Hardy Corporation	38.9	39.7
Limited Partner Interest - Columbia Pipeline Partners LP	1,258.6	1,275.6
Accumulated other comprehensive loss	(24.0)	(25.7)
Total Equity	7,483.6	7,589.7
Total Liabilities and Equity	$10,117.3	$9,159.7
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$269.8	$265.8	$836.4	$751.0
Transportation revenues-affiliated	—	—	—	47.1
Storage revenues	48.9	49.5	147.7	122.3
Storage revenues-affiliated	—	—	—	26.2
Other revenues	7.8	4.7	19.1	28.2
Total Operating Revenues	326.5	320.0	1,003.2	974.8
Operating Expenses
Operation and maintenance	151.8	144.5	356.2	391.8
Operation and maintenance-affiliated	116.2	37.3	197.5	111.9
Depreciation and amortization	38.8	33.4	114.1	98.7
Gain on sale of assets	(9.8)	(39.0)	(15.8)	(52.6)
Impairment of long-lived assets	11.9	0.6	11.9	0.6
Property and other taxes	17.9	15.2	58.6	53.3
Total Operating Expenses	326.8	192.0	722.5	603.7
Equity Earnings in Unconsolidated Affiliates	16.0	15.3	48.1	44.2
Operating Income	15.7	143.3	328.8	415.3
Other Income (Deductions)
Interest expense	(0.2)	(0.3)	(0.6)	(0.3)
Interest expense-affiliated	(8.4)	(6.4)	(22.6)	(24.1)
Other, net	14.3	8.8	30.3	18.6
Total Other Income (Deductions), net	5.7	2.1	7.1	(5.8)
Income before Income Taxes	21.4	145.4	335.9	409.5
Income Taxes	—	—	0.1	23.7
Net Income	21.4	145.4	335.8	385.8
Less: Predecessor net income prior to CPPL's IPO on February 11, 2015	—	—	—	42.7
Net income attributable to the Partnership	$21.4	$145.4	$335.8	$343.1
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes for periods prior to CPPL's IPO)	2016	2015	2016	2015
Net Income	$21.4	$145.4	$335.8	$385.8
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.6	0.4	1.6	1.0
Unrecognized pension and OPEB benefit (cost)(2)(3)	0.1	(0.2)	0.1	(0.2)
Total other comprehensive income	0.7	0.2	1.7	0.8
Total comprehensive income	22.1	145.6	337.5	386.6
Total other comprehensive income prior to CPPL's IPO	—	—	—	0.1
Predecessor net income prior to CPPL's IPO	—	—	—	42.7
Total comprehensive income prior to CPPL's IPO	—	—	—	42.8
Comprehensive income attributable to the Partnership	$22.1	$145.6	$337.5	$343.8
(1)Net unrealized gains on derivatives qualifying as cash flow hedges, net of zero tax expense for the three months ended September 30, 2016 and 2015, and zero and $0.1 million tax expense for the nine months ended September 30, 2016 and 2015, respectively.
(2)Unrecognized pension and OPEB benefit (cost), net of zero tax expense for the three months ended September 30, 2016 and 2015, and zero tax expense for the nine months ended September 30, 2016 and 2015.
(3)Unrecognized pension and OPEB benefits are primarily related to pension and OPEB remeasurements recorded during 2016 and 2015.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2016	2015
Operating Activities
Net Income	$335.8	$385.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	114.1	98.7
Deferred income taxes and investment tax credits	—	10.5
Deferred revenue	(2.7)	0.4
Equity-based compensation expense and profit sharing contribution	1.2	4.4
Gain on sale of assets	(15.8)	(52.6)
Impairment of long-lived assets	11.9	0.6
Income from unconsolidated affiliates	(48.1)	(44.2)
AFUDC equity	(29.7)	(15.0)
Distributions of earnings received from equity investees	51.0	44.1
Changes in Assets and Liabilities:
Accounts receivable	(3.5)	3.2
Accounts receivable-affiliated	7.2	27.9
Accounts payable	16.7	18.1
Accounts payable-affiliated	(56.4)	(20.8)
Customer deposits	(1.2)	(23.8)
Taxes accrued	(34.8)	(25.6)
Exchange gas receivable/payable	0.4	0.4
Other accruals	10.5	(1.9)
Prepayments and other current assets	38.0	20.2
Regulatory assets/liabilities	(10.9)	43.7
Postretirement and postemployment benefits	(0.7)	(26.8)
Deferred charges and other noncurrent assets	3.7	(1.5)
Other noncurrent liabilities	7.4	(3.3)
Net Cash Flows from Operating Activities	394.1	442.5
Investing Activities
Capital expenditures	(1,073.0)	(775.9)
Insurance recoveries	—	2.1
Changes in short-term lendings-affiliated	(19.1)	(265.3)
Proceeds from disposition of assets	9.9	55.1
Contributions to equity investees	(6.2)	(1.4)
Distributions from equity investees	1.6	15.1
Other investing activities	(6.7)	(19.2)
Net Cash Flows used for Investing Activities	(1,093.5)	(989.5)
Financing Activities
Change in short-term borrowings-affiliated	1,074.4	(245.0)
Payments of long-term debt-affiliated, including current portion	—	(957.8)
Payments of capital lease obligations and other debt related costs	(1.9)	—
Capital contribution from CEG	—	1,217.3
Capital contribution from Columbia Pipeline Partners LP for additional interest	—	1,170.0
Proceeds from capital contribution from Columbia Pipeline Partners LP distributed to CEG	—	(500.0)
Quarterly distributions to limited partners	(443.6)	(82.9)
Net Cash Flows from Financing Activities	628.9	601.6
Change in cash and cash equivalents	(70.5)	54.6
Cash and cash equivalents at beginning of period	78.2	0.5
Cash and Cash Equivalents at End of Period	$7.7	$55.1

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

CPG OpCo LP
Condensed Statements of Consolidated and Combined Equity (unaudited)

	CPG OpCo LP
(in millions)	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$6,300.1	$39.7	$1,275.6	$(25.7)	$7,589.7
Net income from January 1, 2016 through September 30, 2016	280.5	2.6	52.7	—	335.8
Other comprehensive income, net of tax, from January 1, 2016 through September 30, 2016	—	—	—	1.7	1.7
Quarterly distributions	(370.5)	(3.4)	(69.7)	—	(443.6)
Balance as of September 30, 2016	$6,210.1	$38.9	$1,258.6	$(24.0)	$7,483.6

	Predecessor	CPG OpCo LP
(in millions)	Net Parent Investment	Limited Partner Interest - CEG	Limited Partner Interest - Columbia Hardy	Limited Partner Interest - CPPL	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2015	$4,188.0	$—	$—	$—	$(16.7)	$4,171.3
Net income from January 1, 2015 through February 10, 2015	42.7	—	—	—	—	42.7
Other comprehensive income, net of tax, from January 1, 2015 through February 10, 2015	—	—	—	—	0.1	0.1
Contribution of capital from parent	1,217.3	—	—	—	—	1,217.3
Predecessor net tax liabilities not assumed by the Partnership(1)	1,232.5	—	—	—	(10.3)	1,222.2
Contributed/Noncontributed Net Parent Investment Adjustments(2)	(7.7)	—	—	—	—	(7.7)
Balance as of February 11, 2015 (prior to CPPL's IPO)	$6,672.8	$—	$—	$—	$(26.9)	$6,645.9
Allocation of net investment to partners' capital	(6,672.8)	6,148.1	37.6	487.1	—	—
Capital contribution from CPPL for additional interest	—	—	—	1,170.0	—	1,170.0
CPPL's purchase of additional interest in the Partnership(3)	—	424.4	—	(424.4)	—	—
Distributions to parent	—	(500.0)	—	—	—	(500.0)
Net income from February 11, 2015 through September 30, 2015	—	286.6	2.6	53.9	—	343.1
Other comprehensive income from February 11, 2015 through September 30, 2015	—	—	—	—	0.7	0.7
Quarterly distributions	—	(69.3)	(0.6)	(13.0)	—	(82.9)
Transfers from parent	—	1.1	—	0.2	—	1.3
Balance as of September 30, 2015	$—	$6,290.9	$39.6	$1,273.8	$(26.2)	$7,578.1
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

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
CPG OpCo LP (the "Partnership") was formed in Delaware on September 26, 2014. The general partner of the Partnership, OpCo GP, is 100.0% owned by its sole member CPPL. At or prior to the closing of CPPL's IPO the following transactions occurred:

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
On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TCPL, US Parent, Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of the Partnership's general partner or limited partner interests, but the Partnership is indirectly managed by TransCanada after the Merger. The Partnership incurred approximately $110.4 million of Merger related costs within operation and maintenance and property and other taxes, including approximately $101.3 million of employee related costs. Additionally, as a result of the Merger, the Partnership recognized an impairment charge of $11.9 million related to the cancellation of IT system upgrades that were in process prior to the Merger.
The Partnership is engaged in regulated interstate gas transportation and storage services for LDCs, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses such as midstream services, including gathering, treating, conditioning, processing,

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

compression and liquids handling, and development of mineral rights positions. The regulated services are performed under tariffs at rates subject to FERC approval.
For periods subsequent to the closing of CPPL's IPO, the financial statements included in this current report are the financial statements and accounting records of the Partnership. For periods prior to the closing of CPPL's IPO, the financial statements included in this quarterly report are the financial statements and accounting records of the Predecessor. The consolidated and combined financial statements were prepared as follows:

•	The Condensed Consolidated Balance Sheets (unaudited) consist of the consolidated balance sheet of the Partnership as of September 30, 2016 and December 31, 2015.

•	The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the three months ended September 30, 2016 and 2015.

•
The Condensed Statements of Consolidated and Combined Operations (unaudited) consist of consolidated results of the Partnership for the nine months ended September 30, 2016 and for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•	The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for the three months ended September 30, 2016 and 2015.

•
The Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited) consist of consolidated results of the Partnership for nine months ended September 30, 2016 and for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Cash Flows (unaudited) consist of consolidated results of the Partnership for the nine months ended September 30, 2016 and for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

•
The Condensed Statements of Consolidated and Combined Equity (unaudited) consist of consolidated activity of the Partnership for the nine months ended September 30, 2016 and for the period from February 11, 2015 through September 30, 2015 and the combined results of the Predecessor for the period from January 1, 2015 through February 10, 2015.

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
2.    Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The Partnership is required to adopt ASU 2016-15 for periods beginning after December 15, 2017, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. The Partnership is currently evaluating the impact the adoption of ASU 2016-15 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

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
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

3.    Transactions with Affiliates
Prior to CPG's separation from NiSource, the Partnership engaged in transactions with subsidiaries of NiSource, which were deemed to be affiliates of the Partnership. The Partnership continues to engage in transactions with subsidiaries of CPG subsequent to the Separation. These affiliate transactions are summarized in the tables below:
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Transportation revenues	$—	$—	$—	$47.1
Storage revenues	—	—	—	26.2
Other revenues	—	—	—	0.2
Operation and maintenance expense	116.2	37.3	197.5	111.9
Interest expense	8.4	6.4	22.6	24.1
Interest income	0.4	2.1	0.7	4.2
Balance Sheet

(in millions)	September 30, 2016	December 31, 2015
Accounts receivable	$161.2	$149.4
Short-term borrowings	1,116.5	42.1
Accounts payable	29.6	85.9
Long-term debt	630.9	630.9
Transportation, Storage and Other Revenues. Prior to the Separation, the Partnership provided natural gas transportation, storage and other services to subsidiaries of NiSource, the Partnership's former affiliates. Prior to CPPL's IPO, the Predecessor provided similar services to subsidiaries of NiSource.
Operation and Maintenance Expense. The Partnership receives executive, financial, legal, information technology and other administrative and general services from CPGSC. Prior to CPPL's IPO, the Predecessor received similar services from NiSource Corporate Services. Expenses incurred as a result of these services consist primarily of employee compensation and benefits, outside services and other expenses. The expenses are charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity. Subsequent to the completion of the Merger, the Partnership incurred merger related operation and maintenance expense of $78.3 million primarily related to employee and administrative expenses.
Interest Expense and Income. The Partnership was charged interest for long-term debt of $7.6 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively, offset by associated AFUDC of $1.8 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively. The Partnership was charged interest for long-term debt of $22.8 million and $27.3 million for the nine months ended September 30, 2016 and 2015, respectively, offset by associated AFUDC of $3.7 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.
The Partnership and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the date of CPPL's IPO. Following the Separation, the agreement is with CPG. The money pool is available for the Partnership and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL's IPO, the subsidiaries of the Predecessor participated in a similar money pool agreement with NiSource Finance. CPGSC administers the current money pool agreement. The cash accounts maintained by the subsidiaries of the Partnership and the Predecessor were, prior to the Separation, swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

appropriate, between NiSource and the subsidiary. Subsequent to the Separation, cash accounts maintained by subsidiaries of the Partnership were swept into a CPG corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between CPG and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at September 30, 2016 and 2015 was 1.68% and 1.21%, respectively. For the three months ended September 30, 2016 and 2015, the interest expense for short-term borrowings charged was $2.6 million and $0.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the interest expense for short-term borrowings charged was $3.5 million and $0.9 million, respectively.
Accounts Receivable. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $159.5 million at September 30, 2016 for subsidiaries of the Partnership in a net deposit position. The Partnership includes in accounts receivable amounts due from the money pool discussed above of $140.5 million at December 31, 2015 for subsidiaries in a net deposit position. Also included in the balance at September 30, 2016 and December 31, 2015 are amounts due from subsidiaries of CPG for transportation and storage services of $1.7 million and $8.9 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
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
The balance of Short-term Borrowings at September 30, 2016 and December 31, 2015 of $1,116.5 million and $42.1 million, respectively, includes those subsidiaries of the Partnership in a net borrower position of the money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (unaudited).
Accounts Payable. The affiliated accounts payable balance primarily includes amounts due for services received from CPGSC, and interest payable to CPG.
Long-term Debt. In May 2015, the Partnership's outstanding intercompany debt transferred from NiSource Finance to CPG. The Partnership's long-term financing requirements are satisfied through borrowings from CPG. On January 31, 2016, the Partnership amended its intercompany credit agreement with CPG to extend the maturity date of the note originating on December 9, 2013 from December 31, 2016 to December 31, 2020. The Partnership may borrow at any time from the origination date to December 31, 2016 not to exceed $2.6 billion. From January 1, 2017 to December 31, 2020, the Partnership may borrow at any time not to exceed $2.3 billion. As of the January 2016 amendment, the note carries a fixed interest rate of 4.70% for the outstanding borrowings as of September 30, 2016. Details of the long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	September 30, 2016	December 31, 2015
(in millions)
December 9, 2013	4.70%	December 31, 2020	$630.9	$630.9
Dividends. During the nine months ended September 30, 2016, the Partnership distributed $443.6 million to the limited partners. During the nine months ended September 30, 2015, the Partnership distributed $582.9 million to the limited partners, of which $500.0 million was a reimbursement of preformation capital expenditures with respect to the assets contributed to the Partnership. There were no restrictions on the payment of distributions by the Partnership.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

4.    Gain on Sale of Assets
The Partnership recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended September 30, 2016 and 2015, gains on conveyances amounted to $9.7 million and $36.0 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). For the nine months ended September 30, 2016 and 2015, gains on conveyances amounted to $15.7 million and $49.6 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). Included in the gains on conveyances is a cash bonus payment of $9.0 million and $35.8 million received by CEVCO from CNX Gas Company LLC during the three and nine months ended September 30, 2016 and 2015, respectively, for the lease of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. As of September 30, 2016 and December 31, 2015, deferred gains of approximately $1.3 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
5.    Goodwill
The Partnership tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of the Partnership's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to the Partnership prior to CPPL's IPO. The Partnership’s goodwill assets at September 30, 2016 were $1,975.5 million.
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
The Partnership applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2016. For the current year test, the Partnership assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The recent Merger Agreement and acquisition price were incorporated into the current year testing. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
The Partnership considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. On November 1, 2016, CPPL announced that it entered into an agreement and plan of merger with CPG, in which CPG will acquire all outstanding common units of CPPL. The acquisition price leads to a similar valuation of the Partnership as that provided for in the Merger Agreement, providing further evidence that it is not more likely than not that the reporting unit fair value is less than the reporting unit carrying value. In consideration of all relevant factors, there were no indicators that would require a subsequent goodwill impairment test during the third quarter of 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

6.    Asset Retirement Obligations
Changes in the Partnership’s liability for asset retirement obligations for the nine months ended September 30, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.3	$23.2
Noncontributed net parent investment adjustments(1)	—	(0.4)
Accretion expense	0.8	0.9
Additions	—	0.4
Settlements	—	—
Change in estimated cash flows	(3.6)	(1.6)
Balance as of September 30,	$22.5	$22.5
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
7.    Regulatory Matters
Columbia Gas Transmission Modernization Program. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300.0 million in modernization investments into service during the year. Recovery of the revenue requirement on approximately $320.0 million of investments made in 2015 began on February 1, 2016.
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
On August 15, 2016, the administrative law judge issued a Certification of Uncontested Settlement, which noted that no parties objected to the provisions in the offer of settlement. On September 22, 2016, the FERC issued an order approving the uncontested settlement, which requires a reduction in Columbia Gulf’s daily maximum recourse rate and addresses Columbia Gulf’s treatment of postretirement benefits other than pensions, pension expenses, and regulatory expenses. The order also requires Columbia Gulf to file a general rate case under section 4 of the NGA by January 31, 2020, for rates to take effect by August 1, 2020. Other terms of the settlement are included in FERC Docket No. RP16-302-000.
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
The following table contains contribution and distribution data representing the Partnership's portion based on the Partnership's ownership percentage of each investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$4.3	$1.4	$6.2	$1.4
Distributions of earnings from Millennium Pipeline	17.5	13.3	41.3	37.5
Hardy Storage
Contributions to Hardy Storage	—	—	—	—
Distributions of earnings from Hardy Storage	—	—	1.4	1.0
Pennant
Contributions to Pennant	—	—	—	—
Distributions of earnings from Pennant	2.3	2.9	8.3	5.6
Return of capital from Pennant	0.8	0.2	1.6	2.4
During the third quarter of 2015, an additional member joined the Pennant joint venture. The member's initial ownership investment in Pennant is 5.00%, and by funding specified, disproportionate investment amounts for future growth projects, the member can invest directly in the growth of Pennant. Such funding will potentially increase the member's ownership in Pennant up to 33.33% over a defined investment period. As a result of the buy-in, Columbia Midstream received $12.7 million in cash and recorded a gain of $2.9 million, and its ownership interest in Pennant decreased from 50.00% to 47.50%.
9.    Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. Amounts presented for 2015 in the combined financial statements relate to income taxes that have been determined on a separate tax return basis for the period prior to CPPL's IPO.
The effective tax rates for the nine months ended September 30, 2016 and 2015 were zero and 5.8%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to post-IPO income that is not subject to income tax at the partnership level.

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
For the nine months ended September 30, 2016, CPG has made no contributions to its pension plans and contributed $1.0 million to its other postretirement benefit plans.
The following table provides the components of the subsidiaries of the Partnership's allocation of net periodic benefits cost for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.6	$1.4	$0.3	$0.2
Interest cost	3.2	3.3	1.0	1.0
Expected return on assets	(5.2)	(5.8)	(3.4)	(4.4)
Amortization of prior service (credit) cost	(0.2)	(0.3)	(0.1)	—
Recognized actuarial loss	2.7	2.1	0.1	(0.1)
Net Periodic Benefit Cost (Income)	2.1	0.7	(2.1)	(3.3)
Additional loss recognized due to:
Settlement loss	2.6	—	—	—
Total Net Periodic Benefit Cost (Income)	$4.7	$0.7	$(2.1)	$(3.3)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$4.8	$4.0	$0.8	$0.8
Interest cost	11.0	9.4	3.3	3.0
Expected return on assets	(18.5)	(18.0)	(11.5)	(13.0)
Amortization of prior service (credit) cost	(0.8)	(0.7)	(0.4)	—
Recognized actuarial loss	8.9	6.2	0.2	(0.1)
Net Periodic Benefit Cost (Income)	5.4	0.9	(7.6)	(9.3)
Additional loss recognized due to:
Settlement loss	2.6	—	—	—
Total Net Periodic Benefit Cost (Income)	$8.0	$0.9	$(7.6)	$(9.3)
As of July 1, 2016, the CPG pension and other postretirement benefit plans were remeasured as a result of the acquisition by TransCanada. The remeasurement resulted in an increase to the pension benefit obligation, net of plan assets, of $0.4 million, a

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

net decrease to regulatory assets of $0.9 million, and an increase to accumulated other comprehensive loss of $0.1 million. Net periodic pension cost for the remainder of 2016 increased by $0.7 million as a result of the remeasurement. A settlement charge of $2.6 million was recorded as a result of the non-qualified pension plan being terminated in connection with Merger.
The other postretirement benefits obligation, net of plan assets, decreased by $10.1 million as a result of the remeasurement. Additionally, the remeasurement resulted in an increase to regulatory assets of $8.6 million and a decrease to regulatory liabilities of $1.7 million. The remeasurement resulted in no change to accumulated other comprehensive loss. Net periodic other postretirement benefit cost for the remainder of 2016 increased by $1.0 million as a result of the remeasurement.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefit obligation and the net periodic benefit cost at the measurement dates of July 1, 2016 and December 31, 2015.

	Pension Benefits		Other Postretirement Benefits
	July 1, 2016	December 31, 2015	July 1, 2016	December 31, 2015
Actuarial Assumptions
Discount Rate	3.75%	4.05%	3.95%	4.28%
Expected return on assets	6.75%	8.20%	6.36%	8.06%
Health Care Trend Rates
Trend for 2016			8.80%	8.38%
Ultimate Trend			4.50%	4.50%
Year Ultimate Trend Reached			2023	2022
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
Long-term debt-affiliated. The fair value of these securities is estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. On January 31, 2016, the Partnership amended its intercompany credit agreement to extend the maturity date and apply a fixed interest rate. Prior to this amendment, the fair value approximated carrying value as these securities bore interest at variable rates. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2016	Estimated Fair Value as of September 30, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt-affiliated	$630.9	$683.2	$630.9	$630.9

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

12.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, the Partnership and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of the parent or certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent or a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or the subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2016 and the years in which they expire were:

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
Lines and Letters of Credit. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. The Partnership, together with CPG, CEG and OpCo GP, each fully guaranteed the CPPL credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. CPG maintained a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit was available. The Partnership, together with CEG and OpCo GP, each fully guaranteed the CPG credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated.
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
B.    Other Legal Proceedings. In the normal course of its business, the Partnership has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on the Partnership’s consolidated and combined financial statements. Please see Item 1 of Part II, Legal Proceedings, for more information.
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
New Source Performance Standards: On May 12, 2016, the EPA finalized the rule to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The final rule was subsequently published in the Federal Register on June 3, 2016. The Partnership is working with industry groups to litigate and clarify ambiguities within the rule. The Partnership does not have any existing sites that will be impacted by this rule. However, the EPA has announced that it intends to propose additional regulations related to the emission of methane from existing sources in the oil and natural gas sector.
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
On October 3, 2016, PHMSA announced a temporary rule authorizing the agency to issue Emergency Orders to address what it deems imminent safety hazards for both liquid and gas pipes. The new rule allows PHMSA to impose restrictions, prohibitions, and require safety measures without giving operators prior notice or an opportunity for a hearing. In contrast to PHMSA’s past practice of issuing Corrective Action Orders to an individual owner, operator, or facility, under the new rule PHMSA can issue an Emergency Order for numerous entities. PHMSA has until March 19, 2017 to issue a permanent final rule, when this temporary rule expires. The Partnership will continue to monitor this matter and cannot estimate the impact of these rules at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

13.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2016	$(24.3)	$(0.4)	$(24.7)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income	0.6	(0.1)	0.5
Net current-period other comprehensive income	0.6	0.1	0.7
Balance as of September 30, 2016	$(23.7)	$(0.3)	$(24.0)
(1)Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(25.3)	$(0.4)	$(25.7)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income	1.6	(0.1)	1.5
Net current-period other comprehensive income	1.6	0.1	1.7
Balance as of September 30, 2016	$(23.7)	$(0.3)	$(24.0)
(1)Amounts in parentheses indicate debits.

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2015	$(26.2)	$(0.2)	$(26.4)
Other comprehensive income before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income	0.4	0.3	0.7
Net current-period other comprehensive income	0.4	(0.2)	0.2
Balance as of September 30, 2015	$(25.8)	$(0.4)	$(26.2)
(1)Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)(2)	Pension and OPEB Items(1)(2)	Accumulated Other Comprehensive Loss(1)(2)
Balance as of January 1, 2015	$(16.6)	$(0.1)	$(16.7)
Predecessor net tax liabilities not assumed by the Partnership(3)	(10.2)	(0.1)	(10.3)
Other comprehensive income before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive income	1.0	0.3	1.3
Net current-period other comprehensive income	1.0	(0.2)	0.8
Balance as of September 30, 2015	$(25.8)	$(0.4)	$(26.2)
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

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo LP
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Equity Investment
Millennium Pipeline is an equity method investment and, therefore, the Partnership is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at September 30, 2016 of $23.7 million, before tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $23.7 million and $25.0 million, before tax, at September 30, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
14.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
AFUDC Equity	$13.8	$6.6	$29.7	$15.0
Miscellaneous	0.5	2.2	0.6	3.6
Total Other, net	$14.3	$8.8	$30.3	$18.6
15.    Supplemental Cash Flow Information
The following table provides additional information regarding the Partnership’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$211.0	$218.4
Schedule of interest paid:
Cash paid for interest, net of interest capitalized amounts	$21.8	$29.1
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
16.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and nine months ended September 30, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$35.6	10.9%	$35.3	11.0%

Nine Months Ended September 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$121.1	12.1%	$120.4	12.4%
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

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	capital market performance and other factors that may decrease the value of benefit plan assets

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation, including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance in connection with the recent Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•	risks associated with the loss and ongoing replacement of key personnel due to the recent Merger;

•	risks relating to unanticipated costs of integration in connection with the Merger, including operating costs, customer loss or business disruption being greater than expected;

•	risks relating to the difficulties in integrating the businesses and management of CPG, including the business and management of the Partnership, and TransCanada; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, TCPL, US Parent, Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the "Merger") with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of the Partnership's general partner or limited partner interests, but the Partnership is indirectly managed by TransCanada after the Merger.
Proposed Merger of CPPL by CPG
On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
CPG indirectly owns, through its ownership of CEG, 100% of the membership interests in MLP GP. CEG owns all of the subordinated units (“CPPL subordinated units”) representing a 46.5% limited partner interest in CPPL. Pursuant to the merger agreement, Pony Merger Sub will merge with and into CPPL at the effective time of the merger, with CPPL surviving, such that following the merger, MLP GP will remain a wholly owned subsidiary of CPG and the sole general partner of CPPL, and CPG and CEG will be the only limited partners of CPPL. Each CPPL common unit issued and outstanding as of immediately prior to at the effective time of the merger will be converted into the right to receive (i) $17.00 per CPPL common unit in cash without any interest thereon plus (ii) an additional amount of cash per CPPL common unit without any interest thereon equal to the product of (x) the number of days from and including the first day of the quarter in which the closing occurs through and including the closing date multiplied by (y) $0.00217 per CPPL common Unit (a daily distribution rate equal to the quotient of $0.1975 divided by ninety-one (91)), plus (iii) an amount equal to $0.1975 per CPPL common unit in cash without any interest thereon if the record date for the CPPL’s quarterly cash distribution with respect to the quarter immediately preceding the quarter in which the closing occurs shall not have occurred prior to the effective time of the merger (the "Merger Consideration"). Incentive distribution rights of CPPL, which are owned by CEG, will be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

consideration will be delivered in respect thereof. CPPL subordinated units, which are owned by CEG, will also be unchanged and remain outstanding as CPPL subordinated units of the surviving entity, and no consideration will be delivered in respect thereof. CPG will be issued CPPL common units at the effective time of the merger equal to the number of public common units being converted into the right to receive the Merger Consideration. The parties anticipate that the merger will close in the first quarter of 2017 and that CPPL will pay the regular quarterly cash distributions to unitholders at the quarterly per unit distribution rate of $0.1975, with the declaration date and record date for each quarterly distribution to occur no later than 30 days and 42 days, respectively, after the end of each fiscal quarter.
Completion of the merger is conditioned upon, among other things: (1) approval of the merger agreement and the transactions contemplated by the merger agreement, including the merger, by the affirmative vote or consent of holders, as of the record date of the special meeting of CPPL’s unitholders (including CEG), of (a) a majority of the outstanding CPPL common units, voting as a class, (b) a majority of the CPPL common units held by the CPPL unaffiliated unitholders, and (c) a majority of the outstanding CPPL subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the merger having been made or obtained; and (3) the absence of legal injunctions or impediments prohibiting the merger transactions.
Pursuant to the merger agreement, CEG delivered a consent to voting the CPPL subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 46,811,398 CPPL subordinated units currently held by CEG, which units represent 100% of the outstanding CPPL subordinated units.
The merger agreement contains provisions granting both CPPL and CPG the right to terminate the merger Agreement for certain reasons, including, among others, if: (1) the merger is not completed on or before August 1, 2017; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the merger agreement by a party to the merger agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party (a “terminable breach”); (4) CPPL does not obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders; or (5) either the GP Board, in accordance with the merger agreement, withdraws, modifies or qualifies, or proposes to publicly withdraw, modify or qualify, in a manner adverse to CPG its recommendation to the unitholders of CPPL (the “CPPL Board Recommendation”) or fails to include the CPPL Board Recommendation in the proxy statement to be filed by CPPL in connection with the merger (that taking of any such action being referred to as a “CPPL Change in Recommendation”).
All costs and expenses incurred in connection with the merger agreement and the merger transactions will be paid by the party incurring such costs and expenses, except that (1) CPG and CPPL shall each bear and pay one half of the expenses incurred in connection with the proxy statement and Schedule 13E-3 filings, (2) if (a) CPG terminates the merger agreement due to a CPPL Change in Recommendation, (b) either party terminates the merger agreement due to the failure to obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders of CPPL and prior to such special meeting, a CPPL Change in Recommendation has occurred, or if CPG terminates the merger agreement due to a terminable breach by CPPL, CPPL will pay the expenses incurred by CPG up to a maximum amount of $10 million, and (3) if CPPL terminates the merger agreement due to a terminable breach by CPG, CPG will pay the expenses incurred by CPPL.
Executive Overview
We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate and develop a portfolio of pipelines, storage and related midstream assets. On February 11, 2015, concurrent with CPPL's IPO, CEG and Columbia Hardy contributed substantially all of the subsidiaries in the Predecessor to us. On July 1, 2015, all the shares of CPG were distributed by NiSource to holders of NiSource common stock completing CPG's separation from NiSource (the "Separation"). The Partnership's parent company, CEG, was contributed to CPG prior to the Separation.
We own substantially all of the natural gas transmission and storage assets of CEG, including approximately 15,000 miles of strategically located interstate pipelines extending from New York to the Gulf of Mexico and an underground natural gas storage system, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. The Partnership's revenue, excluding tracker-related revenues, generated under firm revenue contracts was 95% for the nine months ended September 30, 2016. As of September 30, 2016, these contracts had a weighted average remaining contract life of 4.7 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions (all amounts listed are inclusive of AFUDC, as applicable):

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2021.

•
Gibraltar Pipeline Project. We expect to invest approximately $260 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016, and a final in-service date in the fourth quarter of 2017.

•
Utica Access Project. We invested approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Appalachian production access to liquid trading points on Columbia Gas Transmission's system. This project was placed into service in the fourth quarter of 2016.

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

•
Cameron Access Project. This project, which involves an investment of approximately $300 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $0.9 billion, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

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

•
Central Virginia Connector. This project will provide 45,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $13 million project is expected to be placed into service in the fourth quarter of 2018.

•
Millennium Eastern System Upgrade. We intend to invest approximately $135 million through our ownership stake in Millennium Pipeline to expand eastward flow capacity by 223,000 Dth/d to Ramapo and other nearby points on the system. We expect this project to be placed into service in the fourth quarter of 2018.

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

•
We incurred additional costs as a result of the Merger. We incurred $110.4 million of Merger related costs within operation and maintenance and property and other taxes, including employee related expenses of $101.3 million. Additionally we incurred a Merger related impairment charge of $11.9 million. These costs are included in "Operation and maintenance" and "Impairment of long-lived assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Results of Operations
Three and Nine Months Ended September 30, 2016
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$269.8	$265.8	$836.4	$751.0
Transportation revenues-affiliated	—	—	—	47.1
Storage revenues	48.9	49.5	147.7	122.3
Storage revenues-affiliated	—	—	—	26.2
Other revenues	7.8	4.7	19.1	28.2
Total Operating Revenues	326.5	320.0	1,003.2	974.8
Operating Expenses
Operation and maintenance	151.8	144.5	356.2	391.8
Operation and maintenance-affiliated	116.2	37.3	197.5	111.9
Depreciation and amortization	38.8	33.4	114.1	98.7
Gain on sale of assets	(9.8)	(39.0)	(15.8)	(52.6)
Impairment of long-lived assets	11.9	0.6	11.9	0.6
Property and other taxes	17.9	15.2	58.6	53.3
Total Operating Expenses	326.8	192.0	722.5	603.7
Equity Earnings in Unconsolidated Affiliates	16.0	15.3	48.1	44.2
Operating Income	15.7	143.3	328.8	415.3
Other Income (Deductions)
Interest expense	(0.2)	(0.3)	(0.6)	(0.3)
Interest expense-affiliated	(8.4)	(6.4)	(22.6)	(24.1)
Other, net	14.3	8.8	30.3	18.6
Total Other Income (Deductions), net	5.7	2.1	7.1	(5.8)
Income before Income Taxes	21.4	145.4	335.9	409.5
Income Taxes	—	—	0.1	23.7
Net Income	21.4	145.4	335.8	385.8
Less: Predecessor net income prior to CPPL's IPO on February 11, 2015	—	—	—	42.7
Net income attributable to the Partnership	$21.4	$145.4	$335.8	$343.1
Throughput (MMDth)
Columbia Gas Transmission	378.4	284.3	1,298.7	1,096.7
Columbia Gulf	138.9	137.5	408.0	420.5
Total	517.3	421.8	1,706.7	1,517.2
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Operating Revenues. Operating revenues were $326.5 million for the third quarter of 2016, an increase of $6.5 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $28.6 million largely from the East Side Expansion, Broad Run Connector and Rayne XPress growth projects, and the CCRM. Additionally, there was higher mineral rights royalty revenue of $3.9 million and increased shorter term transportation services of $1.5 million. These increases were partially offset by a decrease of $29.3 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Operating Expenses. Operating expenses were $326.8 million for the third quarter of 2016, an increase of $134.8 million from the same period in 2015. The increase in operating expenses was primarily due to increased costs related to the Merger of $110.4 million, decreased gains on the sale of assets of $29.2 million, primarily due to conveyances of mineral interests, higher impairment charges of $11.3 million due to the cancellation of IT system upgrades and increased depreciation and amortization of $5.4 million, primarily due to higher levels of in-service assets. Additionally, there were increased employee and administrative expenses of $2.6 million and higher outside service costs of $2.5 million. These changes were partially offset by $29.3 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues.
Equity Earnings in Unconsolidated Affiliates. Equity Earnings in Unconsolidated Affiliates were $16.0 million for the third quarter of 2016, an increase of $0.7 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Millennium Pipeline.
Other Income (Deductions). Other income (deductions) in the third quarter of 2016 increased income by $5.7 million compared to an increase in income of $2.1 million in the same period in 2015. The variance was primarily due to an increase of $7.2 million for the equity portion of AFUDC, partially offset by higher interest expense of $2.1 million due to increased short-term borrowings from the money pool.
Throughput. Throughput totaled 517.3 MMDth for the third quarter of 2016, compared to 421.8 MMDth for the same period in 2015. The increase of 95.5 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Revenues. Operating revenues were $1,003.2 million for the nine months ended September 30, 2016, an increase of $28.4 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $99.7 million largely from the East Side Expansion, Broad Run Connector and Rayne XPress growth projects, and the CCRM. Additionally, there were increased shorter term transportation services of $6.1 million. These increases were partially offset by a decrease of $71.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $6.6 million.
Operating Expenses. Operating expenses were $722.5 million for the nine months ended September 30, 2016, an increase of $118.8 million from the same period in 2015. The increase in operating expenses was primarily due to increased costs related to the Merger of $110.4 million, decreased gains on the sale of assets of $36.8 million, primarily due to conveyances of mineral interests, higher depreciation and amortization of $15.4 million and increased property and other taxes of $3.8 million, both primarily due to higher levels of in-service assets. Additionally, there were higher impairment charges of $11.3 million due to the cancellation of IT system upgrades, increased employee and administrative expenses of $9.1 million and higher outside service costs of $5.8 million. These changes were partially offset by $71.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and lower maintenance expenses of $3.8 million.
Equity Earnings in Unconsolidated Affiliates. Equity Earnings in Unconsolidated Affiliates were $48.1 million for the nine months ended September 30, 2016, an increase of $3.9 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Pennant and Millennium Pipeline.
Other Income (Deductions). Other income (deductions) for the nine months ended September 30, 2016 increased income by $7.1 million compared to a reduction in income of $5.8 million in the same period in 2015. The variance was primarily due to an increase in other income of $14.7 million for the equity portion of AFUDC and a decrease in interest expense of $4.5 million due to the repayment of long-term debt, partially offset by a decrease in interest income of $3.5 million and higher interest expense of $2.6 million due to increased short-term borrowings from the money pool.
Income Taxes. The effective income tax rates were zero and 5.8% for the nine months ended September 30, 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was due to post-CPPL IPO income that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 1,706.7 MMDth for the nine months ended September 30, 2016, compared to 1,517.2 MMDth for the same period in 2015. The increase of 189.5 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations and fund capital expenditures. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Our sources of liquidity may include:

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
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the nine months ended September 30, 2016 and 2015, were as follows:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash from operating activities	$394.1	$442.5
Net cash used for investing activities	(1,093.5)	(989.5)
Net cash from financing activities	628.9	601.6
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2016 was $394.1 million, a decrease of $48.4 million compared to the nine months ended September 30, 2015. The decrease in net cash from operating activities was primarily attributable to the difference in the timing of collection of receivables and the payment of payables and costs associated with the Merger.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2016 was $1,093.5 million, an increase of $104.0 million compared to the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2016 were $1,073.0 million, compared to $775.9 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.5 billion.
Short-term lendings-affiliated for the nine months ended September 30, 2016 were a $19.1 million cash outflow, compared to a $265.3 million cash outflow for the comparable period in 2015. This $246.2 million variance was primarily a result of investing net proceeds from CPPL's IPO into the money pool in 2015.
Contributions to equity investees increased $4.8 million compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, contributions of $6.2 million and $1.4 million, respectively, were made to Millennium Pipeline to fund capital projects.
Proceeds from disposition of assets decreased $45.2 million primarily due to decreased proceeds received on conveyances of mineral rights positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Financing Activities
Net cash from financing activities for the nine months ended September 30, 2016 was $628.9 million, an increase of $27.3 million compared to the nine months ended September 30, 2015. The increase in net cash from financing activities was primarily due to increased short-term borrowings from the CPG money pool to fund capital expenditures, in the current year, and the $500.0 million reimbursement of preformation capital expenditures to CEG, in the prior year. This increase was offset by current year quarterly distributions paid to limited partners of $443.6 million and CPPL's purchase of initial ownership of $1,170.0 million in the prior year. Refer to Note 1, “Basis of Accounting Presentation,” in the Notes to Condensed Consolidated and Combined Financial Statements (unaudited) for more information.
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
Contractual Obligations. There were no material changes recorded during the nine months ended September 30, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CPG OpCo LP

Other Information
Critical Accounting Policies
Our critical accounting policies disclosed in the "Critical Accounting Policies" section of the Partnership’s audited consolidated and combined financial statements for the year ended December 31, 2015 are discussed below. There were no significant changes to critical accounting policies for the period ended September 30, 2016.
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

ITEM 4. CONTROLS AND PROCEDURES
CPG OpCo LP

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, the sole member of our general partner, have concluded that our disclosure controls and procedures are effective as of September 30, 2016.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
CPG OpCo LP
Environmental Litigation
On September 8, 2016, Keith Stutes, in his capacity as District Attorney for the 15th Judicial District of the State of Louisiana, and the State of Louisiana (together, “Plaintiffs”) filed an action against certain oil and gas exploration and transportation companies, including Columbia Gulf Transmission, LLC (collectively, the “Defendants”), associated with the development of the Tigre Lagoon Oil & Gas Field in Vermillion Parish in the 15th Judicial District Court for the Parish of Vermillion, captioned Keith Stutes, et al v. Gulfport Energy Corp, et al. The complaint alleges the Defendants’ operations were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended (the “CZM Act of 1978”) and that these activities caused substantial damage to the land and waterbodies located in the Coastal Zone, as defined in the CZM Act of 1978, within Vermillion Parish. It is possible that Columbia Gulf could incur substantial remediation and other costs and expenses in connection with this matter. The amount of any potential judgment, assessments, penalties, fines, costs or expenses that may be incurred in connection with this litigation cannot be reasonably estimated at this time.
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

CPG OpCo LP
(Registrant)

		By:	CPG OpCo GP LLC, its general partner
		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	November 1, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)